Form 10-Q
period 1996-06-30
VASTAR RESOURCES INC
filed 1996-08-06
CIK 918252

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549
                                 ________________

                                     FORM 10-Q
                                 ________________

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                               ________________

                   For the quarterly period ended June 30, 1996
                           Commission file number 1-13108
                               ________________


                             VASTAR RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                               ________________

                  Delaware                                95-4446177
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)

           15375 Memorial Drive
              Houston, Texas                                 77079
   (Address of principal executive offices)                (Zip code)
                               __________________

                                 (713) 584-6000
               (Registrant's telephone number, including area code)
                               __________________





      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                    ---      ---

      Number of shares of Common Stock, $.01 par value, outstanding as of June 30, 1996: 97,259,501.

                      PART I.  FINANCIAL INFORMATION

                         VASTAR RESOURCES, INC.
                   CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

                   CONSOLIDATED STATEMENT OF INCOME

                                       Three Months Ended    Six Months Ended
                                            June 30,              June 30,
                                       ------------------    ----------------
(Millions of dollars                     1996       1995      1996      1995
 except per share amounts)               -----      -----     -----     -----
REVENUES
Net sales and other operating
  revenues                              $217.6     $177.7    $440.9    $344.8
Other revenues                            12.1        7.0      15.6      13.2
                                         -----      -----     -----     -----
  Net revenues                           229.7      184.7     456.5     358.0
                                         -----      -----     -----     -----

EXPENSES
Operating expenses                        33.6       31.5      66.1      63.3
Exploration expenses                      35.2       44.5      75.0      71.9
Selling, general and administrative
  expenses                                14.9       15.1      27.1      27.6
Taxes other than income taxes              9.7        8.9      19.7      18.5
Depreciation, depletion and
  amortization                            72.3       60.7     135.6     124.8
Interest                                  12.3       14.0      25.7      29.1
                                         -----      -----     -----     -----
  Total expenses                         178.0      174.7     349.2     335.2
                                         -----      -----     -----     -----
Income before income taxes                51.7       10.0     107.3      22.8
Income tax benefit                       ( 2.0)     (11.6)    ( 2.0)    (22.5)
                                         -----      -----     -----     -----
Net income                              $ 53.7     $ 21.6    $109.3    $ 45.3
                                         =====      =====     =====     =====

Earned per share                        $ 0.55     $ 0.22    $ 1.12    $ 0.47
                                         =====      =====     =====     =====
Cash dividends paid per share
 of common stock                        $0.075    $ 0.075    $0.150    $0.150
                                         =====      =====     =====     =====


     The accompanying notes are an integral part of these statements.

                           VASTAR RESOURCES, INC.
                        CONSOLIDATED BALANCE SHEET
                                (Unaudited)



                                                     June 30,     December 31,
                                                       1996            1995
                                                     --------        --------
(Millions of dollars)
ASSETS
Current assets:
  Cash and cash equivalents                          $   33.6      $     5.3
  Accounts receivable:
    Trade                                               225.5          257.7
    Related parties                                      22.6           27.6
  Inventories                                             9.2            9.3
  Prepaid expenses and other assets                      73.9           55.7
                                                      -------        -------
  Total current assets                                  364.8          355.6
Oil and gas properties and equipment, net             1,270.0        1,196.3
                                                      -------        -------
Total assets                                        $ 1,634.8      $ 1,551.9
                                                      =======        =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $  298.0       $  292.9
  Accrued liabilities                                    74.2           68.8
                                                      -------        -------
  Total current liabilities                             372.2          361.7
                                                      -------        -------

Long-term debt                                          739.4          759.4
Deferred liabilities and credits                        220.1          220.2
Deferred income taxes                                   105.9          108.2

STOCKHOLDERS' EQUITY
Common stock, $.01 par value;  authorized,
  110,000,000 shares as of June 30, 1996, and
  100,000,000 shares as of December 31, 1995;
  issued and outstanding,
  97,259,501 shares as of June 30, 1996 and
  97,250,001 shares as of December 31, 1995               1.0            1.0
Capital in excess of par value of stock                 454.0          453.9
Accumulated deficit                                    (257.8)        (352.5)
                                                      -------        -------
Total stockholders' equity                              197.2          102.4
                                                      -------        -------
Total liabilities and stockholders' equity          $ 1,634.8      $ 1,551.9
                                                      =======        =======

     The accompanying notes are an integral part of these statements.

                        VASTAR RESOURCES, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)


                                                           Six Months Ended
                                                               June 30,
                                                          -------------------
                                                              1996       1995
(Millions of dollars)                                        -----      -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $ 109.3    $  45.3
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization                   135.6      124.8
  Deferred income taxes                                       (2.3)     (24.1)
  Dry hole expense and undeveloped leasehold amortization     35.8       44.9
  Gain on asset sales                                        (11.9)      (3.7)
  Net change in accounts receivable, inventories
   and accounts payable                                       42.4       64.6
  Other                                                      (13.9)       8.5
                                                             -----      -----
Net cash provided by operating activities                    295.0      260.3
                                                             -----      -----


CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties and equipment,
 including dry hole costs                                   (246.7)    (165.9)
Proceeds from oil and gas property and equipment sales        13.8        8.1
Other                                                          0.7       ---
                                                             -----      -----
Net cash used by investing activities                       (232.2)    (157.8)
                                                             -----      -----


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt issuance                          ---      149.3
Repayments of long-term debt                                 (20.0)    (450.0)
Dividends paid                                               (14.6)     (14.6)
Other                                                          0.1       ---
                                                             -----      -----
Net cash used by financing activities                        (34.5)    (315.3)
                                                             -----      -----

Net change in cash and cash equivalents                       28.3     (212.8)

Cash and cash equivalents at beginning of period               5.3      268.6
                                                             -----      -----
Cash and cash equivalents at end of period                 $  33.6    $  55.8
                                                             =====      =====

     The accompanying notes are an integral part of these statements.

                             VASTAR RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1.  Introduction.

     The foregoing information is unaudited and has been prepared from the records of Vastar Resources, Inc. ("Vastar" or the "Company"). In the opinion of management, the financial information reflects all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of financial position and results of operations in conformity with generally accepted accounting principles. Such statements are presented in accordance with the requirements of Regulation S-X which does not require all disclosures normally required by generally accepted accounting principles or those normally on Form 10-K. These interim financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 1995, and the Notes thereto contained in the Company's Form 10-K. Certain previously reported amounts have been restated to conform with classifications adopted in 1996.

NOTE 2.   Net sales and other operating revenues.


                                      Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                      -------------------   -----------------
(Millions of dollars)                   1996      1995         1996      1995
                                      ------    ------       ------    ------
Sales and other operating revenues:
  Unrelated parties                  $ 602.6   $ 389.7    $ 1,289.1   $ 771.5
  Related parties (1)<F1>               65.4     103.2        137.6     210.0
                                       -----     -----       ------     -----
     Total                             668.0     492.9      1,426.7     981.5

Less:
  Purchases (2) <F2>                  (433.7)   (302.4)      (956.8)   (614.9)
  Delivery expense                     (16.7)    (12.8)       (29.0)    (21.8)
                                       -----     -----        -----     -----
Net sales and
  other operating revenues           $ 217.6   $ 177.7      $ 440.9   $ 344.8
                                       =====     =====        =====     =====
- - -----------------

<F1>(1) Average lifting costs associated with these sales were $26.0 million and $46.3 million for the three months ended June 30, 1996 and 1995, respectively, and $57.0 million and $94.7 million for the six months ended June 30, 1996 and 1995, respectively.
<F2>(2)  Includes purchases from related parties at a cost of $3.6 million and
$6.7 million for the three months ended June 30, 1996 and 1995, respectively, and $10.1 million and $22.5 million for the six months ended June 30, 1996 and 1995, respectively.

                              VASTAR RESOURCES, INC.
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)



NOTE 3.  Per share data.

     Earned per share is computed based upon the weighted average number of common shares outstanding during the period. The dilutive effective of common stock equivalents was not significant. The following table reflects the weighted average number of common shares outstanding for the specified periods.

                                            1996                1995
                                         ----------          ----------
Three months ended June 30               97,256,018          97,250,001
Six months ended June 30                 97,253,009          97,250,001


NOTE 4.  Commitments and contingencies.

     The Company and its subsidiaries are involved in a number of lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company believes that any ultimate liability resulting from any of these suits will not have a material adverse effect on the financial position or results of operations of the Company.

     The operations and financial position of Vastar continue to be affected from time to time in varying degrees by domestic and foreign political developments, as well as legislation and regulations pertaining to restrictions on oil and gas production, imports and exports, natural gas regulations, tax increases, environmental regulations and cancellation of contract rights. Both the likelihood of such occurrences and their overall effect on the Company vary greatly and are not predictable. These uncertainties are part of a number of items that Vastar has taken and will continue to take into account in periodically establishing accounting reserves.

     Vastar and Atlantic Richfield Company ("ARCO") have agreements whereby Vastar will indemnify ARCO against certain claims or liabilities which ARCO may incur relating to ARCO's historical ownership and operation of Vastar's properties, including liabilities under law relating to the protection of the environment and the workplace and liabilities arising out of certain litigation. Under such agreements, ARCO will indemnify Vastar with respect to other claims or liabilities and other matters of litigation not related to Vastar's business or properties reflected in the consolidated financial statements.

     The Company has signed a letter of intent with Diamond Offshore Drilling, Inc. for the major upgrade and operation of Diamond Offshore's semisubmersible drilling rig, Ocean Victory, for a three-year deep water drilling program in the Gulf of Mexico, commencing September 1997. Subject to the negotiation and execution of a definitive agreement, the three-year contract is anticipated to cost approximately $141 million.

                             VASTAR RESOURCES, INC.
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

NOTE 5.  Taxes.

     The provision (benefit) for taxes on income is comprised of the following:

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                      -----------------     ----------------
(Millions of dollars)                  1996       1995       1996      1995
                                      ------     ------     ------    ------
Federal:
   Current                           $  (1.0)    $  1.5    $  (1.9)  $   ---
   Deferred                             (2.2)     (13.5)      (2.7)    (23.3)
                                      ------     ------     ------    ------
     Total federal                      (3.2)     (12.0)      (4.6)    (23.3)

State:
   Current                               1.5        0.8        2.2       1.6
   Deferred                             (0.3)      (0.4)       0.4      (0.8)
                                      ------     ------     ------    ------
     Total state                         1.2        0.4        2.6       0.8
                                      ------     ------     ------    ------
Total income tax benefit             $  (2.0)   $ (11.6)    $ (2.0)   $(22.5)
                                      ======     ======     ======    ======


     A reconciliation of the income tax benefit with tax at the federal statutory rate for the specified period is as follows:

                                     Three Months Ended    Six Months Ended
                                          June 30,              June 30,
                                      ------------------    ----------------
(Millions of dollars)                   1996       1995        1996     1995
                                       ------     ------      ------   ------
Income before taxes                   $  51.7    $  10.0     $ 107.3  $  22.8
                                       ======     ======      ======   ======
Tax at 35%                            $  18.1    $   3.5     $  37.6   $  8.0
Increase (reduction) in taxes
   resulting from:
      State income taxes (net             0.9        0.3         1.8      0.7
         of federal effect)
      Tax credits and other             (21.0)     (15.4)      (41.4)   (31.2)
                                       ------     ------      ------   ------
   Income tax benefit                 $  (2.0)   $ (11.6)    $  (2.0) $ (22.5)
                                       ======     ======      ======   ======

                             VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)



NOTE 6.  Subsequent event.

    On July 17, 1996, the Company declared a quarterly dividend of $0.075 per share of common stock, payable on September 3, 1996 to stockholders of record on August 9, 1996.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Sales and production volumes and average price statistics for the specified periods are as follows:

                                       Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                       ------------------    ----------------
                                         1996       1995       1996     1995
                                        ------     ------     ------   ------
Natural gas
  Sales (MMcfd)*<F3>                     2,562      2,117      2,539    2,122
  Production (MMcfd)                       882        816        885      822
  Average sales price (per Mcf)         $ 1.93     $ 1.57     $ 2.22   $ 1.54
  Average wellhead price (per Mcf)      $ 1.67     $ 1.41     $ 1.62   $ 1.33


Crude oil
  Sales (MBbld)                          106.8      104.4      102.8    109.4
  Production (MBbld)                      34.2       33.0       34.6     33.0
  Average realized price (per Bbl)      $21.02    $ 18.90    $ 20.19  $ 18.43

Natural gas liquids
  Production (MBbld)                      14.8       12.9       12.7     12.8
  Average realized price (per Bbl)      $12.92    $ 11.68    $ 13.47  $ 11.64



- - ---------------------
<F3>*    As used herein, the terms "Bcf," "MMcf" and "Mcf" mean billion, million and thousand cubic feet, respectively; the terms "Bcfd," "MMcfd" and "Mcfd" mean billion, million and thousand cubic feet per day, respectively; the terms "MMBbl" and "MBbl" mean million and thousand barrels, respectively; the term "Bbl" means barrel; the terms "MMBbld" and "MBbld" mean million and thousand barrels per day, respectively. In calculating Mcf and Bbl equivalents, one Bbl is equal to six Mcf.

The following table sets forth the statements of income for the specified periods:

                                     Three Months Ended    Six Months Ended
                                         June 30,              June 30,
                                     ------------------    ----------------
(Millions of dollars)                  1996       1995       1996       1995
                                      ------     ------     ------     ------
REVENUES
Natural gas
  Sales                              $ 450.6    $ 301.6   $1,026.5    $ 590.6
  Purchases                           (301.3)    (183.3)    (717.9)    (364.2)
  Delivery expense                     (14.6)     (11.0)     (25.8)     (18.9)
                                      ------     ------     ------     ------
     Net sales - natural gas           134.7      107.3      282.8      207.5
                                      ------     ------     ------     ------

Crude oil
  Sales                                197.8      174.6      368.4      354.9
  Purchases                           (130.9)    (116.1)    (238.9)    (241.8)
  Delivery expense                      (1.4)      (1.8)      (2.5)      (2.9)
                                      ------     ------     ------     ------
     Net Sales - crude oil              65.5       56.7      127.0      110.2
                                      ------     ------     ------     ------

Natural gas liquids
  Sales                                 19.6       16.7       31.8       36.0
  Purchases and other costs             (2.2)      (3.0)      (0.7)      (8.9)
                                      ------     ------     ------     ------
     Net sales - natural gas liquids    17.4       13.7       31.1       27.1
                                      ------     ------     ------     ------

  Net sales and other operating,
    revenues                           217.6      177.7      440.9      344.8
Other revenues                          12.1        7.0       15.6       13.2
                                      ------     ------     ------     ------
     Net revenues                      229.7      184.7      456.5      358.0
                                      ------     ------     ------     ------

EXPENSES
Operating expenses                      33.6       31.5       66.1       63.3
Exploration expenses                    35.2       44.5       75.0       71.9
Selling, general and administrative
  expenses                              14.9       15.1       27.1       27.6
Taxes other than income taxes            9.7        8.9       19.7       18.5
Depreciation, depletion and
  amortization                          72.3       60.7      135.6      124.8
Interest                                12.3       14.0       25.7       29.1
                                      ------     ------     ------     ------
  Total expenses                       178.0      174.7      349.2      335.2
                                      ------     ------     ------     ------
Income before income taxes              51.7       10.0      107.3       22.8
Income tax benefit                      (2.0)     (11.6)      (2.0)     (22.5)
                                      ------     ------     ------     ------
Net income                           $  53.7     $ 21.6   $  109.3     $ 45.3
                                      ======     ======     ======     ======

SECOND QUARTER 1996 vs. SECOND QUARTER 1995.

     Net income for the second quarter of 1996 was $53.7 million, compared to $21.6 million for the second quarter of 1995. The earnings increase primarily reflected higher commodity prices, higher production volumes and lower exploration dry hole expense, partially offset by higher depletion, depreciation and amortization expense.

     Net sales and other operating revenues increased by $39.9 million to $217.6 million for the second quarter of 1996, primarily as a result of higher natural gas, crude oil and natural gas liquids prices and volumes.

     Natural gas sales increased by $149.0 million to $450.6 million in the second quarter of 1996. The higher revenues were the result of a 23 percent higher average natural gas sales price and a 21 percent higher sales volume in the second quarter of 1996 as compared to the second quarter of 1995. Reflected in the natural gas revenues for the second quarter 1996 was $11.3 million related to the Company's hedging losses.

     Second quarter 1996 natural gas purchases increased by $118.0 million from the second quarter of 1995 to $301.3 million. This increase was a result of the combined effect of an increase in the cost of gas purchased and a 29 percent increase in natural gas purchased volumes to an average of approximately 1.7 Bcfd necessary to meet higher sales levels.

     Second quarter 1996 natural gas production averaged 882 MMcfd, up from 816 MMcfd during the same period last year. Contributing to the increase were the continuing growth of San Juan Basin production; exploitation programs in several offshore fields, including South Marsh Island 33, Eugene Island 266 and Eugene Island 175; and the first quarter 1996 start-up of the High Island 177 extension discovery. These increases more than offset natural field declines during the quarter.

     Crude oil sales in the second quarter of 1996 were $197.8 million, up 13 percent from the same period last year as a result of both higher prices and volumes.

     Second quarter 1996 crude oil production was 34.2 MBbld, up 1.2 MBbld from the second quarter 1995 levels. The increase primarily resulted from development offshore, most notably at West Delta 106/107 and South Marsh Island 33.

     The net revenue contribution from crude oil production and marketing activities was $65.5 million, up 16 percent from the second quarter 1995, resulting in an average realized price of $21.02 per Bbl for the second quarter of 1996, an 11 percent increase over second quarter 1995.

     Natural gas liquids net sales were $17.4 million for the second quarter of 1996, reflecting a $3.7 million increase over the same period last year This increase resulted from a combination of higher prices and volumes. Natural gas liquids average price increased 11 percent to $12.92 per Bbl in the second quarter of 1996 compared to the same period last year.

     Natural gas liquids production averaged 14.8 MBbld, up from 12.9 MBbld in the same period last year. The change reflects increased gas plant ownership and higher production from High Island 177.

     Other revenues increased $5.1 million from $7.0 million in the second quarter of 1995 to $12.1 million in the second quarter of 1996. The increase was primarily associated with gains recorded in connection with the leasing of undeveloped mineral fee acreage in East Texas.

    Second quarter 1996 exploration expenses were $35.2 million compared to $44.5 million reported in the same period in 1995. The $9.3 million decrease was primarily related to lower dry hole expenditures, partially offset by higher seismic costs.

    Depreciation, depletion and amortization increased to $72.3 million in the second quarter of 1996 versus $60.7 million in the prior year. The increase reflected a $4.9 million charge associated with the closure of a shorebase facility as well as increased production volumes.

    The tax benefit of $2.0 million in the second quarter of 1996 is less than the tax benefit of $11.6 million in 1995 due primarily to higher pre-tax earnings as compared to the same period in 1995. The tax benefit for second quarter 1996 and 1995 included $21.0 million and $15.4 million, respectively, of Internal Revenue Code Section 29 tax credits for non-conventional fuels.

SIX MONTHS ENDED JUNE 30, 1996 VS. SIX MONTHS ENDED JUNE 30, 1995.

     Net income for the six months ended June 30, 1996 was $109.3 million, compared to $45.3 million for the same period of 1995. The earnings increase reflects higher volumes and commodity prices, partially offset by higher overall expenses.

     Net sales and other operating revenues increased by $96.1 million to $440.9 million for the six months ended June 30, 1996, as compared to the same period last year, primarily as a result of higher commodity prices for all products, and increased natural gas and crude oil volumes.

     Natural gas sales increased by $435.9 million to $1,026.5 million for the first six months of 1996. The higher revenues were the result of higher commodity prices for natural gas throughout the first six months of 1996. As a result of market volatility and location differentials, the average sales price for natural gas increased by $0.68 per Mcf to $2.22 per Mcf during the first six months of 1996. Natural gas sales volumes rose 417 MMcfd to 2.5 Bcfd. Reflected in natural gas revenues for the first six months in 1996 was $34.0 million in hedging losses.

     For the first six months of 1996, gas purchases increased by $353.7 million to $717.9 million from the same period last year. This increase was a result of the combined effect of an increase in the average price for natural gas and a 27 percent increase in the natural gas purchased volumes to an average of approximately 1.7 Bcfd necessary to meet higher sales levels.

     Natural gas production increased 63 MMcfd to an average of 885 MMcfd for the first six months of 1996. Key contributions to the increase were the improvement of San Juan production rates, the January 1996 start-up of High Island 177 extension discovery, the late 1995 start-up of South Timbalier 145 and ongoing exploitation successes, partially offset by natural field declines.

     Crude oil sales for the first six months of 1996 were $368.4 million, up by $13.5 million compared to the first six months of 1995. This increase was primarily a result of higher sales prices, partially offset by lower sales volumes.

     During the first six months of 1996, crude oil production was 34.6 MBbld, up 1.6 MBbld from the first six months of 1995 level of 33.0 MBbld. This increase was primarily a result of increased production from South Pass 60 and West Delta 106/107 and South Marsh Island 33, partially offset by the sale of the Company's working interest in the Brookeland field in 1995 and natural field declines.

     Natural gas liquids net sales were $31.1 million for the first half of this year, 15 percent higher than last year, primarily as a result of higher natural gas liquids prices. Decreased supply and the strong demand for natural gas liquid products, primarily during the first quarter of 1996, resulted in a 16 percent higher average realized price for the first six months of 1996 over the same period last year.

    Depletion, depreciation and amortization expense increased $10.8 million in the first six months of 1996 compared to the same period in 1995. The increase was primarily associated with increased production volumes and a charge of $4.9 million for the closure of an onshore shorebase facility.

   The tax benefit of $2.0 million in the first six months of 1996 reflected higher pre-tax earnings as compared to the same period in 1995. The tax benefit for 1996 and 1995 included $41.4 million and $31.2 million, respectively, of Internal Revenue Code Section 29 tax credits for non-conventional fuels.

LIQUIDITY AND CAPITAL RESOURCES.

     During the first half of 1996, net cash provided by operating activities was $295.0 million, up from $260.3 million in the first half of 1995 primarily as a result of higher net income, partially offset by higher working capital uses. The net cash used for investing activities was $232.2 million during the first half of 1996, compared to $157.8 million in the same period in 1995. This increase was primarily a result of the Company's purchase of approximately 174 thousand net acres in the April 24, 1996, Outer Continental Shelf, Central Gulf of Mexico, Oil and Gas Lease Sale 157 for approximately $34.0 million and a $29.2 million increase in development drilling activities, primarily offshore at High Island Block 24-L and Eugene Island Block 175.

     Net cash used by financing activities in the first half of 1996 was $34.5 million compared to $315.3 million in the first half of 1995. The first half of 1996 included the repayment of $20.0 million under Vastar's bank facility compared to a first half of 1995 repayment of $450.0 million.

RISK MANAGEMENT.

     In 1995, the Company entered into a series of natural gas swap agreements covering an average of 290 MMcfd of its natural gas production from January 1, 1996 to December 31, 1996. These swap agreements serve as a hedge which secures sales prices averaging approximately $1.85 per Mcf (on a Henry Hub basis). Net realized hedging losses related to these hedging activities were $11.3 million during the second quarter of 1996 and $34.0 million for the first six months of 1996.

     During the first six months of 1996, the Company entered into an additional series of natural gas swap and futures transactions whereby its open positions for the second half of the year have been offset except for approximately 78 MMcfd for the months of November and December 1996.

     Additionally, the Company has entered into a series of natural gas swap agreements covering an average of approximately 125 MMcfd of its natural gas production from January 1, 1997 to December 31, 1997, and approximately 70 MMcfd of its natural gas production for the period January 1, 1998 through December 31, 1998. These swap agreements serve as a hedge which secures sales prices averaging approximately $1.92 per Mcf for 1997 and $2.02 per Mcf for 1998.

     As of June 30, 1996, the Company had unrealized losses associated with all open positions which extend through 1998 of $34.4 million.

     As of June 30, 1996, the Company had no open crude oil hedging positions. The Company realized losses of $2.9 million in the second quarter of 1996 and a $2.3 million loss for the first six months of 1996 related to its crude oil hedging program.

     The Company continues to evaluate its open hedging positions in light of current market conditions.

     During the first half of 1996, the Company's long-term sales commitments did not exceed the total of proprietary production and other natural gas production controlled through call rights with third-party producers and marketing agreements with the Company's royalty owners.

NEW ACCOUNTING STANDARD.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 requires companies to adopt its provisions for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages a fair value-based method of accounting for an employee stock option or similar equity instrument, but allows continued use of the intrinsic value-based method of accounting prescribed by Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Companies electing to continue to use APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting has been applied. The Company currently plans to continue to follow the provisions of APB No. 25 and accordingly, will make the pro forma disclosures required by SFAS No. 123 in its financial statements for the year ended December 31, 1996.

                        ------------------------

     Management cautions against projecting any future results based on present earnings levels because of economic uncertainties, the extent and form of existing or future governmental regulations and other possible actions by governments.

     The foregoing financial information is unaudited and has been prepared from the books and records of the Company. In the opinion of Management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial position and results of operations in conformity with generally accepted accounting principles.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

     There have been no material developments with respect to the Company's legal proceedings as previously reported in the Company's Form 10-K for the year ending December 31, 1995 and the Company's Form 10-Q for the quarter ending March 31, 1996, except as follows:

     1. With respect to the suit filed by Tennessee Gas Pipeline Company ("TGPC") against Conoco, Inc. et al. (including ARCO, Vastar's predecessor in interest with respect to the property which is the subject of the suit), Case No. 402076, in the 19th Judicial District Court, Baton Rouge Parish, Louisiana, Vastar and ARCO entered into an Agreement of Compromise and Release with TGPC on August 5, 1996, that settled and resolved all issues in the case and provided terms for the future operation of the Grand Chenier plant. On August 6, 1996, the Court entered a Judgment of Dismissal with prejudice, which terminated the litigation. While the terms of the settlement are confidential, the settlement will not have a material adverse effect on the operations, financial condition or results of operations of the Company.

     2. With respect to the Company's submission to the Environmental Protection Agency ("EPA") under the EPA's "Voluntary Environmental Self-Policing and Self-Disclosure Interim Policy Statement," the matter has been referred to the Department of Justice (the "DOJ") pursuant to EPA policy. The Company is currently engaged in settlement negotiations with the EPA and DOJ and the Company anticipates that any ultimate resolution of the matter will not have a material adverse effect on the operations, financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company's Annual Meeting of Stockholders was held on May 15, 1996, in Houston, Texas. Stockholders voted on the election of nine directors for a one year term expiring in 1997, the amendment of the Company's Restated Certificate of Incorporation to expand the Company's business purpose and to increase the number of authorized shares of the Company's Common Stock and the appointment of independent auditors for the year 1996. The voting results on these matters were as follows:


    (a)  Election of Directors:

Nominee                     Votes Received        Votes             Broker
                                 For             Withheld          Non-votes
- - ------------------           -------------     -------------       ---------
Ronald J. Arnault            93,471,655           135,147             0
Jimmie D. Callison           93,542,893            63,909             0
Terry G. Dallas              93,499,985           106,817             0
Charles D. Davidson          93,508,335            98,467             0
Linda G. Havard              93,502,018           104,784             0
Robert C. LeVine             93,541,258            65,544             0
William D. Schulte           93,541,383            65,419             0
Steven J. Shapiro            93,508,210            98,592             0
Michael E. Wiley             93,501,135           105,667             0

(b)  Approval of the amendment of the Company's Restated Certificate of
Incorporation:

        For:         93,517,092
        Against:         79,718
        Abstaining:       9,992
        Broker Non-Votes:    0

     The Company's Restated Certificate of Incorporation was amended to authorize an additional 10 million shares of Common Stock. After adoption of the amendment the Company had 110 million shares of Common Stock authorized to be issued, of which 97,259,501 shares were issued and outstanding as of June 30, 1996.

     The Company's Restated Certificate of Incorporation was also amended to expand the Company's business purpose. After adoption of the amendment, in addition to the business activities theretofore permitted by the Restated Certificate of Incorporation, the Company is permitted to engage in certain business activities (i) in the Lower 48 states (including contiguous ocean areas and waterways and the Gulf of Mexico) relating to electricity, steam, coal or other energy products and the by-products associated therewith, (ii) in Mexico and Canada (including contiguous ocean areas and waterways) relating

Item 4.  Submission of Matters to a Vote of Security Holders - continued.

to crude oil, electricity, steam, coal or other energy products and the by-products associated therewith and (iii) ancillary to the foregoing activities and the acquisition and disposition of properties, rights and interests for the foregoing activities therewith.

     (c) Approval of Appointment of Coopers & Lybrand L.L.P. as independent auditors of the Company:

        For:         93,584,400
        Against:          6,682
        Abstaining:      15,720
        Broker Non-Votes:    0


Item 5.  Other Information.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Vastar Resources, Inc. ("Vastar" or the "Company") desires to take advantage of the new "safe harbor" provisions contained in Section 27A of the Securities Act of 1933, as amended (the "1933 Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"), and is including this statement herein in order to do so.

     From time to time, the Company's management or persons acting on the Company's behalf may wish to make, either orally or in writing, forward-looking statements (which may come within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act), to inform existing and potential security holders regarding various matters including, without limitation, projections regarding future income, oil and gas production, production and sales volumes of the Company's products, oil and gas reserves and the replacement thereof, capital spending, as well as predictions as to the timing and success of specific projects. Such forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believes," "expect," "anticipate," "goal" or other words that convey the uncertainty of future events or outcomes.

     Forward-looking statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should one or more of these forecasts or underlying assumptions prove incorrect, actual results could vary materially.

     The factors herein are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Unpredictable or unknown factors not discussed herein could also have material adverse effects on actual results of matters which are the subject of forward-looking statements. The Company does not intend to update these cautionary statements.

VOLATILITY AND LEVEL OF HYDROCARBON COMMODITY PRICES

     The Company's projections as to the level of future earnings are based on various assumptions as to the future prices of natural gas, natural gas liquids and crude oil. These price assumptions are used for planning purposes and the Company expects they will change over time. Any substantial or extended decline in the actual prices of natural gas, natural gas liquids and/or crude oil could have a material adverse effect on (i) the Company's financial position and results of operations (including reduced cash flow and borrowing capacity), (ii) quantities of natural gas, natural gas liquids and crude oil reserves that may be economically produced and (iii) the quantity of estimated proved reserves that may be attributed to the Company's properties. These prices historically have been volatile and may vary based on factors affecting commodities markets generally, changes in market demand and fluctuations in political, regulatory and economic climates throughout the world.


PRODUCTION RATES AND RESERVE REPLACEMENT

    Projecting future rates of gas and oil production is inherently imprecise. Producing gas and oil reservoirs generally have declining production rates. Production rates depend on a number of factors, including geological, geophysical and engineering factors, weather, production curtailments, prices for natural gas, natural gas liquids and crude oil, market demand and the political, economic and regulatory climate.

    Another major factor affecting production rates is the Company's ability to replace depleting reservoirs with new reserves through exploration success or acquisitions. Exploration success is impossible to predict, particularly over the short term, where results vary widely year to year; moreover, the ability to replace reserves over an extended period depends not only on the total volumes found, but on the cost of finding and developing such reserves. Depending on the general natural gas, natural gas liquid and crude oil price environment, the Company's finding and development costs may not justify the use of resources to explore for and develop such reserves. There can be no assurances as to the level or timing of success, if any, that the Company will be able to achieve in finding and developing or acquiring additional reserves. Acquisitions that yield cost-effective and successful exploration or exploitation opportunities requires assessment of numerous factors, many of which are beyond the Company's control. There can be no assurances that the Company's acquisition of property interests will be successful and, if unsuccessful, that such failure will not have an adverse effect on the Company's future results of operations and financial condition.


RESERVE ESTIMATES

    Proved gas and oil reserve quantities are based on estimates prepared by the Company's engineers in accordance with guidelines established by the Securities and Exchange Commission (which guidelines include a definition of the term "proved").

    The reserve data disclosed by the Company, either orally or in writing, represent estimates only. There are numerous uncertainties inherent in estimating quantities of proved gas and oil reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. Reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates, and such revisions may be material. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered.

REGULATION

    The Company's forward-looking statements are generally based upon the assumption of a stable regulatory environment.

     The Company's ability to produce and market its gas and oil production is affected and restrained by a number of regulatory factors, including, but not limited to, federal and state regulation of natural gas and oil production, state limits on allowable rates of production by well or proration unit, the amount of natural gas and oil available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels.

     The Company's operations are also subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. It is possible that increasingly strict requirements will be imposed by environmental laws and enforcement policies thereunder. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of such compliance.

DRILLING AND OPERATING RISKS

     The Company's drilling operations are subject to various risks common to the industry, including cratering, explosions, fires and uncontrollable flows of oil, gas or well fluids. In addition, approximately half of the Company's operations are currently offshore and subject to the additional hazards of marine operations, such as capsizing, collision and damage or loss from severe weather.

    The Company's drilling operations involve numerous risks, including the risk that no commercially productive natural gas or oil reserves will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including drilling conditions, pressure or irregularities in formations, equipment failures or accidents and adverse weather conditions.

COMPETITION

     Competition in the oil and gas industry is intense. The Company actively competes for reserve acquisitions and exploration leases, licenses and concessions, as well as in the gathering and marketing of natural gas, natural gas liquids and crude oil, sometimes against companies with greater financial and other resources. The Company's competitors include the major oil companies, independent oil and gas concerns, individual producers, gas marketers and major pipeline companies, as well as participants in other industries supplying energy and fuel to industrial, commercial and individual consumers. To the extent the Company's exploration and exploitation budget is lower than that of certain of its competitors, the Company may be disadvantaged in effectively competing for certain reserves, leases, licenses and concessions. From time to time, the level of industry activity may result in a tight supply of labor or equipment required to operate and develop oil and gas properties. For example, competition for drilling rigs is keen in certain areas of the Gulf of Mexico. Recently, the Company began to experience increases in drilling rig rental rates due to the tight rig market in the Gulf of Mexico. The availability of drilling rigs as well as the level of drilling rig rates will have an effect on the Company's ability to achieve success in its exploration and production activities. In marketing its production, the Company competes with other producers and suppliers on such factors as price, product availability, contract terms and quality of service. In making projections with respect to natural gas, natural gas liquids and crude oil marketing, the Company assumes no material decrease in the availability of natural gas, natural gas liquids and crude oil for purchase.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          3      Second Restated Certificate of Incorporation.
          10     Vastar Comprehensive Management Medical Plan, Summary of
                 Material Modifications, effective January 1, 1995.
          27     Financial Data Schedule.


     (b)  Reports on Form 8-K.

          No current reports on Form 8-K were filed during the quarter ended June 30, 1996 and through the date hereof.

                                  SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 VASTAR RESOURCES, INC.
                                                     (Registrant)



Dated: August 6, 1996                             /s/ Joseph P. McCoy
                                             ------------------------------
                                                     Joseph P. McCoy
                                              Vice President and Controller
                                              (Duly Authorized Officer and
                                              Principal Accounting Officer)

Exhibit Index


Exhibit No.      Description
- - -----------      --------------------------------
     3           Second Restated Certificate of
                 Incorporation.

    10           Vastar Comprehensive Management
                 Medical Plan, Summary of Material
                 Modifications, effective January 1,
                 1995.

    27           Financial Data Schedule.