Form 10-Q
period 1996-09-30
VASTAR RESOURCES INC
filed 1996-10-29
CIK 918252

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

                 For the quarterly period ended September 30, 1996
                           Commission file number 1-13108
                               ________________


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

      Number of shares of Common Stock, $.01 par value, outstanding as of September 30, 1996: 97,259,501.

                      PART I.  FINANCIAL INFORMATION

                         VASTAR RESOURCES, INC.
                    CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

	              CONSOLIDATED STATEMENT OF INCOME



                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                       ------------------    ----------------
(Millions of dollars                     1996       1995      1996      1995
 except per share amounts)               -----      -----     -----     -----
REVENUES
Net sales and other operating
  revenues                              $223.2     $165.0    $664.1    $509.8
Other revenues                             2.8        4.3      18.4      17.5
                                         -----      -----     -----     -----
  Net revenues                           226.0      169.3     682.5     527.3
                                         -----      -----     -----     -----

EXPENSES
Operating expenses                        35.3       32.8     101.4      96.1
Exploration expenses                      49.2       44.2     124.2     116.1
Selling, general and administrative
  expenses                                15.9       13.8      43.0      41.4
Taxes other than income taxes             10.1        7.3      29.8      25.8
Depreciation, depletion and
  amortization                            69.4       55.5     205.0     180.3
Interest                                  13.2       12.9      38.9      42.0
                                         -----      -----     -----     -----
  Total expenses                         193.1      166.5     542.3     501.7
                                         -----      -----     -----     -----
Income before income taxes                32.9        2.8     140.2      25.6
Income tax benefit                       ( 8.7)     (16.1)    (10.7)    (38.6)
                                         -----      -----     -----     -----
Net income                              $ 41.6     $ 18.9    $150.9    $ 64.2
                                         =====      =====     =====     =====

Earned per share                        $ 0.43     $ 0.19    $ 1.55    $ 0.66
                                         =====      =====     =====     =====
Cash dividends paid per share
 of common stock                        $0.075    $ 0.075    $0.225    $0.225
                                         =====      =====     =====     =====







     The accompanying notes are an integral part of these statements.

                           VASTAR RESOURCES, INC.
                        CONSOLIDATED BALANCE SHEET
                                (Unaudited)


                                                   September 30,  December 31,
                                                       1996            1995
                                                     --------        -------
(Millions of dollars)
ASSETS
Current assets:
  Cash and cash equivalents                         $    22.0      $     5.3
  Accounts receivable:
    Trade                                               285.4          257.7
    Related parties                                      20.5           27.6
  Inventories                                            12.5            9.3
  Prepaid expenses and other assets                      47.1           55.7
                                                      -------        -------
  Total current assets                                  387.5          355.6
Oil and gas properties and equipment, net             1,335.5        1,196.3
                                                      -------        -------
Total assets                                        $ 1,723.0      $ 1,551.9
                                                      =======        =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $   321.3      $   292.9
  Accrued liabilities                                    49.6           68.8
                                                      -------        -------
  Total current liabilities                             370.9          361.7


Long-term debt                                          799.4          759.4
Deferred liabilities and credits                        222.7          220.2
Deferred income taxes                                    98.5          108.2

STOCKHOLDERS' EQUITY
Common stock, $.01 par value;
  authorized, 110,000,000 shares and
  100,000,000 shares, respectively;
  issued and outstanding,
  97,259,501 shares and
  97,250,001 shares, respectively.                        1.0            1.0
Capital in excess of par value of stock                 454.0          453.9
Accumulated deficit                                    (223.5)        (352.5)
                                                      -------        -------
Total stockholders' equity                              231.5          102.4
                                                      -------        -------
Total liabilities and stockholders' equity          $ 1,723.0      $ 1,551.9
                                                      =======        =======

     The accompanying notes are an integral part of these statements.

                        VASTAR RESOURCES, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)


                                                           Nine Months Ended
                                                              September 30,
                                                          -------------------
                                                              1996       1995
(Millions of dollars)                                        -----      -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $ 150.9    $  64.2
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization                   205.0      180.3
  Deferred income taxes                                       (9.7)     (40.6)
  Dry hole expense and undeveloped leasehold amortization     67.4       77.1
  Gain on asset sales                                        (12.3)      (3.4)
  Net change in accounts receivable, inventories
   and accounts payable                                        4.6       81.2
  Other                                                       (9.7)       1.1
                                                             -----      -----
Net cash provided by operating activities                    396.2      359.9
                                                             -----      -----


CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties and equipment,
 including dry hole costs                                   (412.8)    (306.6)
Proceeds from oil and gas property and equipment sales        14.6        8.7
Other                                                          0.4       (1.7)
                                                             -----      -----
Net cash used by investing activities                       (397.8)    (299.6)
                                                             -----      -----


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt issuance                         60.0      149.3
Repayments of long-term debt                                 (20.0)    (450.0)
Dividends paid                                               (21.9)     (21.9)
Other                                                          0.2       ---
                                                             -----      -----
Net cash provided (used) by financing activities              18.3     (322.6)
                                                             -----      -----

Net change in cash and cash equivalents                       16.7     (262.3)

Cash and cash equivalents at beginning of period               5.3      268.6
                                                             -----      -----
Cash and cash equivalents at end of period                 $  22.0    $   6.3
                                                             =====      =====

     The accompanying notes are an integral part of these statements.

                             VASTAR RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1.  Introduction.

     The foregoing information is unaudited and has been prepared from the records of Vastar Resources, Inc. ("Vastar" or the "Company"). In the opinion of management, the financial information reflects all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of financial position and results of operations in conformity with generally accepted accounting principles. Such statements are presented in accordance with the requirements of Regulation S-X which does not require all disclosures normally required by generally accepted accounting principles or those normally required on Form 10-K. These interim financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 1995, and the Notes thereto contained in the Company's Form 10-K. Certain previously reported amounts have been restated to conform with classifications adopted in 1996.

NOTE 2.   Net sales and other operating revenues.


                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      -------------------   -----------------
(Millions of dollars)                   1996      1995         1996      1995
                                      ------    ------       ------    ------
Sales and other operating revenues:
  Unrelated parties                  $ 773.1   $ 340.8     $2,062.3  $1,112.3
  Related parties (1)<F1>               60.4      82.5        197.9     292.5
                                       -----     -----       ------     -----
     Total                             833.5     423.3      2,260.2   1,404.8

Less:
  Purchases (2)<F2>                  (592.2)   (248.1)    (1,549.0)   (863.0)
  Delivery expenses                    (18.1)    (10.2)       (47.1)    (32.0)
                                       -----     -----        -----     -----
Net sales and
  other operating revenues           $ 223.2   $ 165.0     $  664.1  $  509.8
                                       =====     =====        =====     =====
-----------------

<F1>(1)  Average lifting costs associated with these sales were $21.6 million and $38.5 million for the three months ended September 30, 1996 and 1995, respectively, and $78.6 million and $133.2 million for the nine months ended September 30, 1996 and 1995, respectively.
<F2>(2)  Includes purchases from related parties at a cost of $6.8 million and
$8.4 million for the three months ended September 30, 1996 and 1995, respectively, and $17.0 million and $30.9 million for the nine months ended September 30, 1996 and 1995, respectively.

                              VASTAR RESOURCES, INC.
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


NOTE 3.   Exploration Expenses.


                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      -------------------   -----------------
(Millions of dollars)                   1996      1995         1996      1995
                                      ------    ------       ------    ------
Dry hole costs                       $  24.7   $  25.4      $  47.3   $  56.8
Geological and geophysical              10.0       5.0         34.9      18.5
Undeveloped leasehold amortization       6.9       6.8         20.1      20.3
Staff                                    5.0       5.8         17.5      17.4
Lease rentals                            2.6       1.2          4.4       3.1
                                       -----     -----        -----     -----
     Total                           $  49.2   $  44.2      $ 124.2   $ 116.1
                                       =====     =====        =====     =====


NOTE 4.  Per share data.

     Earned per share is computed based upon the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents was not significant. The following table reflects the weighted average number of common shares outstanding for the specified periods.

                                            1996                1995
                                         ----------          ----------
Three months ended September 30          97,259,501          97,250,001
Nine months ended September 30           97,254,645          97,250,001


NOTE 5.  Commitments and contingencies.

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


NOTE 5.  Commitments and contingencies (continued).

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

     Vastar and Atlantic Richfield Company ("ARCO") have agreements whereby Vastar will indemnify ARCO against certain claims or liabilities which ARCO may incur relating to ARCO's historical ownership and operation of Vastar's properties, including liabilities under laws relating to the protection of the environment and the workplace and liabilities arising out of certain litigation. Under such agreements, ARCO will indemnify Vastar with respect to other claims or liabilities and other matters of litigation not related to Vastar's business or properties reflected in the consolidated financial statements.

     The Company has signed a contract with Diamond Offshore Drilling Company for the major upgrade and operation of Diamond Offshore's semisubmersible drilling rig, Ocean Victory, for a three-year deep water drilling program in the Gulf of Mexico, commencing September 1997. This contract along with other contracts for support equipment is anticipated to cost approximately $160 million over the next three years.

                              VASTAR RESOURCES, INC.
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

NOTE 6.  Taxes.

     The provision (benefit) for taxes on income is comprised of the following:

                                      Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                      -----------------     ----------------
(Millions of dollars)                  1996       1995       1996      1995
                                      ------     ------     ------    ------
Federal:
   Current                           $  (0.8)   $   ---    $  (2.7)  $   ---
   Deferred                             (8.7)     (16.2)     (11.4)    (39.5)
                                      ------     ------     ------    ------
     Total federal                      (9.5)     (16.2)     (14.1)    (39.5)

State:
   Current                              (0.5)       0.4        1.7       2.0
   Deferred                              1.3       (0.3)       1.7      (1.1)
                                      ------     ------     ------    ------
     Total state                         0.8        0.1        3.4       0.9
                                      ------     ------     ------    ------
Total income tax benefit             $  (8.7)   $ (16.1)   $ (10.7)  $ (38.6)
                                      ======     ======     ======    ======


     A reconciliation of the income tax benefit as compared to the tax based on the federal statutory rate for the specified period is as follows:

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                      ------------------    ----------------
(Millions of dollars)                   1996       1995        1996     1995
                                       ------     ------      ------   ------
Income before taxes                   $  32.9    $   2.8     $ 140.2  $  25.6
                                       ======     ======      ======   ======
Tax at 35%                            $  11.5    $   1.0     $  49.1  $   9.0
Increase (reduction) in taxes
   resulting from:
      State income taxes (net
         of federal effect)               0.5        ---         2.3      0.7
      Tax credits and other             (20.7)     (17.1)      (62.1)   (48.3)
                                       ------     ------      ------   ------
   Income tax benefit                 $  (8.7)   $ (16.1)    $ (10.7) $ (38.6)
                                       ======     ======      ======   ======

                             VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)



NOTE 7.  Subsequent event.

    On October 15, 1996, the Company declared a quarterly dividend of $0.075 per share of common stock, payable on December 2, 1996, to stockholders of record on November 8, 1996.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Sales and production volumes and average price statistics for the specified periods are as follows:

                                       Three Months Ended   Nine Months Ended
                                           September 30,      September 30,
                                       ------------------    ----------------
                                         1996       1995       1996     1995
                                        ------     ------     ------   ------
Natural gas
  Sales (MMcfd)*<F3>                     3,237      1,929      2,773    2,057
  Production (MMcfd)                       866        766        878      803
  Average sales price (per Mcf)        $  2.06    $  1.47    $  2.16  $  1.51
  Average wellhead price (per Mcf)     $  1.73    $  1.25    $  1.65  $  1.31


Crude oil
  Sales (MBbld)                          102.0       94.8      102.5    104.5
  Production (MBbld)                      34.3       33.3       34.5     33.1
  Average realized price (per Bbl)     $ 21.06    $ 18.45    $ 20.48  $ 18.44

Natural gas liquids
  Production (MBbld)                      17.0       13.6       14.2     13.1
  Average realized price (per Bbl)     $ 13.81    $ 10.94    $ 13.60  $ 11.40






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

The following table sets forth the statements of income for the specified periods:

                                     Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                     ------------------      ----------------
(Millions of dollars)                  1996       1995       1996       1995
                                      ------     ------     ------     ------
REVENUES
Natural gas
  Sales                              $ 613.4    $ 260.3  $ 1,639.9    $ 850.9
  Purchases                           (461.8)    (157.3)  (1,179.7)    (521.5)
  Delivery expenses                    (16.5)      (8.1)     (42.3)     (27.0)
                                      ------     ------     ------     ------
     Net sales - natural gas           135.1       94.9      417.9      302.4
                                      ------     ------     ------     ------

Crude oil
  Sales                                195.9      148.6      564.3      503.5
  Purchases                           (128.5)     (90.0)    (367.4)    (331.8)
  Delivery expenses                     (1.0)      (2.1)      (3.5)      (5.0)
                                      ------     ------     ------     ------
     Net Sales - crude oil              66.4       56.5      193.4      166.7
                                      ------     ------     ------     ------

Natural gas liquids (NGLs) and other
  Sales                                 24.2       14.4       56.0       50.4
  Purchases and other costs             (2.5)      (0.8)      (3.2)      (9.7)
                                      ------     ------     ------     ------
     Net sales - NGLs and other         21.7       13.6       52.8       40.7
                                      ------     ------     ------     ------

Net sales and other operating,
    revenues                           223.2      165.0      664.1      509.8
Other revenues                           2.8        4.3       18.4       17.5
                                      ------     ------     ------     ------
     Net revenues                      226.0      169.3      682.5      527.3
                                      ------     ------     ------     ------
EXPENSES
Operating expenses                      35.3       32.8      101.4       96.1
Exploration expenses                    49.2       44.2      124.2      116.1
Selling, general and administrative
  expenses                              15.9       13.8       43.0       41.4
Taxes other than income taxes           10.1        7.3       29.8       25.8
Depreciation, depletion and
  amortization                          69.4       55.5      205.0      180.3
Interest                                13.2       12.9       38.9       42.0
                                      ------     ------     ------     ------
  Total expenses                       193.1      166.5      542.3      501.7
                                      ------     ------     ------     ------
Income before income taxes              32.9        2.8      140.2       25.6
Income tax benefit                      (8.7)     (16.1)     (10.7)     (38.6)
                                      ------     ------     ------     ------
Net income                           $  41.6     $ 18.9   $  150.9     $ 64.2
                                      ======     ======     ======     ======

THIRD QUARTER 1996 vs. THIRD QUARTER 1995.

     Net income for the third quarter of 1996 was $41.6 million, compared to $18.9 million for the third quarter of 1995. The earnings increase primarily reflected higher commodity prices and production volumes, partially offset by higher depletion, depreciation and amortization expense and higher exploration costs.

     Net sales and other operating revenues increased by $58.2 million to $223.2 million for the third quarter of 1996, primarily as a result of higher natural gas, crude oil and natural gas liquids prices and volumes.

     Natural gas sales increased by $353.1 million to $613.4 million in the third quarter of 1996. The higher revenues were the result of a 68 percent increase in sales volume and a 40 percent increase in the average natural gas sales price in the third quarter of 1996 as compared to the third quarter of 1995. Reflected in natural gas revenues for the third quarter of 1996 was the unfavorable impact of $9.2 million related to the Company's hedging activities.

     Third quarter 1996 natural gas purchases increased by $304.5 million from the third quarter of 1995 to $461.8 million. This increase was a result of the combined effect of an increase in the cost of gas purchased and a 102 percent increase in natural gas purchased volumes which rose to an average of approximately 2.4 Bcfd. Such volume increase was necessary to meet higher sales levels resulting from increased marketing activities.

     Third quarter 1996 natural gas production averaged 866 MMcfd, up from 766 MMcfd during the same period last year. Contributing to the increase were the continuing growth of San Juan Basin production and exploitation programs in several offshore fields, including Eugene Island 177 and High Island 24L. These increases more than offset natural field declines during the quarter.

     Crude oil sales in the third quarter of 1996 were $195.9 million, up from the same period last year as a result of both higher prices and volumes.

     Third quarter 1996 crude oil production was 34.3 MBbld, up slightly from the third quarter of 1995. The increase reflects higher production in several offshore fields, partially offset by natural field declines. The net revenue contribution from crude oil production and marketing activities was $66.4 million, up from the third quarter of 1995.

     Net natural gas liquids and other sales were $21.7 million for the third quarter of 1996, reflecting an $8.1 million increase over the same period last year. This increase resulted from a combination of higher natural gas liquids volumes and prices. The natural gas liquids average realized price increased 26 percent to $13.81 per Bbl in the third quarter of 1996 compared to the same period last year.

     Natural gas liquids production averaged 17.0 MBbld, up from 13.6 MBbld in the same period last year. The change reflects increased processing volumes and higher ownership in an onshore gas plant.

     Third quarter 1996 exploration expenses were $49.2 million compared to $44.2 million reported for the same period in 1995. The $5.0 million increase was primarily related to higher seismic costs.

     Depreciation, depletion and amortization increased to $69.4 million in the third quarter of 1996 versus $55.5 million for the same period in 1995. The increase reflects increased production volumes and higher depletion rates.

    The income tax benefit of $8.7 million in the third quarter of 1996 reflected higher pre-tax earnings as compared to the same period in 1995. The income tax benefit for third quarter 1996 and 1995 included $21.1 million and $17.2 million, respectively, of Internal Revenue Code Section 29 tax credits for non-conventional fuels.

NINE MONTHS ENDED SEPTEMBER 30, 1996 VS. NINE MONTHS ENDED SEPTEMBER 30, 1995.

     Net income for the nine months ended September 30, 1996, was $150.9 million, compared to $64.2 million for the same period of 1995. The earnings increase reflects higher commodity prices and volumes.

     Net sales and other operating revenues increased by $154.3 million to $664.1 million for the nine months ended September 30, 1996, as compared to the same period last year, primarily as a result of higher commodity prices and volumes for all products.

     Natural gas sales increased by $789.0 million to $1,639.9 million for the first nine months of 1996. The higher revenues were primarily the result of higher commodity prices for natural gas throughout the first nine months of 1996. As a result of high market demand, the average sales price for natural gas increased by $0.65 per Mcf to $2.16 per Mcf during the first nine months of 1996. Natural gas sales volumes rose 716 MMcfd to an average of approximately 2.8 Bcfd. Reflected in natural gas revenues for the first nine months in 1996 was $43.2 million in hedging losses.

     For the first nine months of 1996, gas purchases increased by $658.2 million to $1,179.7 million from the same period last year. This increase was a result of the combined effect of an increase in the average price for natural gas and a 51 percent increase in the natural gas purchased volumes to an average of approximately 1.9 Bcfd necessary to meet higher sales levels.

     Natural gas production increased 75 MMcfd to an average of 878 MMcfd for the first nine months of 1996. Key contributors to the increase were the improvement of San Juan production rates, South Marsh Island 33, South Timbalier 145, the January 1996 start-up of High Island 177 extension discovery and ongoing exploitation successes, partially offset by natural field declines.

     Crude oil sales for the first nine months of 1996 were $564.3 million, an increase of $60.8 million compared to the first nine months of 1995. This increase was primarily a result of higher sales prices, partially offset by slightly lower sales volumes.

     During the first nine months of 1996, crude oil production was 34.5 MBbld, compared to the first nine months of 1995 level of 33.1 MBbld. This increase was primarily a result of increased production from West Delta 106/107 and South Pass 60, partially offset by the sale of the Company's working interest in the Brookeland field in 1995 and natural field declines.

     Net natural gas liquids and other sales were $56.0 million for the first nine months of this year, slightly up from the same period last year primarily as a result of higher natural gas liquids prices partially offset by lower sales volumes. Decreased supply and the strong demand for natural gas liquid products, primarily during the first quarter of 1996, resulted in a 19 percent higher average realized price for the first nine months of 1996 over the same period last year.

     Depletion, depreciation and amortization expense increased $24.7 million in the first nine months of 1996 compared to the same period in 1995. The increase was primarily associated with increased production volumes and a charge of $4.9 million for the closure of an onshore shorebase facility.

     The income tax benefit of $10.7 million in the first nine months of 1996 reflected higher pre-tax earnings as compared to the $38.6 million benefit for the same period in 1995. The income tax benefit for the first nine months of 1996 and 1995 included $62.5 million and $48.3 million, respectively, of Internal Revenue Code Section 29 tax credits for non-conventional fuels.

LIQUIDITY AND CAPITAL RESOURCES.

     During the first nine months of 1996, net cash provided by operating activities was $396.2 million, up from $359.9 million in the first nine months of 1995 primarily a result of higher net income.

    Net cash used for investing activities was $397.8 million during the first nine months of 1996, compared to $299.6 million for the same period in 1995. This increase was primarily a result of producing property and undeveloped leasehold acquisitions and an increase in development drilling activities.

     Net cash provided by financing activities in the first nine months of 1996 was $18.3 million. During the first nine months of 1995, net cash used for financing activities was $322.6 million. The first nine months of 1996 included the net issuance of $40.0 million under Vastar's bank facility compared to the net repayment of $300.7 million during the first nine months of 1995. The third quarter 1996 debt issuance was a result of a higher capital spending program.


RISK MANAGEMENT.

     In 1995, the Company entered into a series of natural gas swap agreements covering an average of 290 MMcfd of its natural gas production from January 1, 1996 to December 31, 1996. These swap agreements serve as a hedge which secures sales prices averaging approximately $1.85 per Mcf (on a Henry Hub basis). Net realized hedging losses related to these hedging activities were $9.2 million during the third quarter of 1996 and $43.2 million for the first nine months of 1996.

     As of September 30, 1996, the Company has entered into a series of natural gas swap agreements covering an average of approximately 125 MMcfd of its natural gas production from January 1, 1997 to December 31, 1997, and approximately 120 MMcfd of its natural gas production for the period
January 1, 1998 through December 31, 1998. These swap agreements serve as a hedge which secures sales prices averaging approximately $1.92 per Mcf for 1997 and $2.02 per Mcf for 1998.

     Based on the settlement prices of the applicable NYMEX futures contracts at the end of the third quarter of 1996, the loss to the Company with respect to its natural gas hedges would be $10.6 million during the last three months of 1996 and $2.8 million for the two years 1997 and 1998. The actual gains or losses realized by the Company from such hedges may vary significantly from the foregoing amounts due to the volatility of the futures markets and other indices.

     As of September 30, 1996, the Company had no open crude oil hedging positions. The Company realized no losses in the third quarter of 1996 and a $2.3 million loss for the first nine months of 1996 related to its crude oil hedging program.

     The Company continues to evaluate its open hedging positions in light of current market conditions.

     During the first nine months of 1996, the Company's long-term sales commitments did not exceed the total of proprietary production and other natural gas production controlled through call rights with third-party producers and marketing agreements with the Company's royalty owners.

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

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

There have been no material developments with respect to the Company's legal proceedings as previously reported in the Company's Form 10-K for the year ending December 31, 1995, and the Company's Forms 10-Q for the quarters ending March 31, 1996 and June 30, 1996, except as follows:

1. With respect to the suit styled Laura Lyon, et al. v. Amoco, et al., Case No. 93-CV-130, in the District Court for LaPlata County (Durango), Colorado, as previously reported, Vastar is one of seven defendants in this case in which the plaintiffs have petitioned the court to have the case certified as a class action, alleging widespread methane gas contamination of the groundwater throughout the San Juan
Basin in northern New Mexico and southern Colorado. On June 17, 1994, the trial court granted Vastar's motion to dismiss Vastar from the litigation on the grounds, inter alia, that the court lacked subject-matter jurisdiction over the claims asserted against Vastar. The plaintiffs filed notice of appeal to the Colorado Court of Appeals and on February 22, 1996, the court affirmed the trial court's order dismissing Vastar from the litigation. The plaintiffs applied for a writ of certiorari to the Colorado Supreme Court and on August 28, 1996, the plaintiffs withdrew their application. The Colorado Court of Appeals has remanded the case to the trial court for the determination of attorney's fees due to Vastar and the other defendants from the plaintiffs.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.
          10.1 Amendment No. 1 to Vastar Resources, Inc. Capital Accumulation Plan, effective as of July 1, 1994
          10.2 Amendment No. 1 to Vastar Resources, Inc. Capital Accumulation Plan II, effective as of July 1, 1994
          10.3 Amendment No. 1 to Vastar Resources, Inc. Savings Plan, effective as of July 1, 1994
          10.4 Amendment No. 1 to Vastar Resources, Inc. Savings Plan II, effective as of July 1, 1994
          10.5 Amendment No. 2 to Vastar Resources, Inc. Capital Accumulation Plan, effective as of August 5, 1996
          10.6 Amendment No. 2 to Vastar Resources, Inc. Capital Accumulation Plan II, effective as of August 5, 1996
          10.7 Amendment No. 2 to Vastar Resources, Inc. Savings Plan, effective as of August 5, 1996
          10.8 Amendment No. 2 to Vastar Resources, Inc. Savings Plan II, effective as of August 5, 1996
          27     Financial Data Schedule


     (b)  Reports on Form 8-K.

          No current reports on Form 8-K were filed during the quarter ended September 30, 1996, and through the date hereof.

                                  SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 VASTAR RESOURCES, INC.
                                                     (Registrant)



Dated: October 29, 1996                            /s/ Joseph P. McCoy
                                             ------------------------------
                                                     Joseph P. McCoy
                                              Vice President and Controller
                                              (Duly Authorized Officer and
                                              Principal Accounting Officer)

Exhibit Index


Exhibit No.      Description
-----------      --------------------------------


   10.1          Amendment No. 1 to Vastar Resources, Inc. Capital
                    Accumulation Plan, effective as of July 1, 1994
   10.2          Amendment No. 1 to Vastar Resources, Inc. Capital
                    Accumulation Plan II, effective as of July 1, 1994
   10.3          Amendment No. 1 to Vastar Resources, Inc. Savings Plan,
                    effective as of July 1, 1994
   10.4          Amendment No. 1 to Vastar Resources, Inc. Savings Plan II,
                    effective as of July 1, 1994
   10.5          Amendment No. 2 to Vastar Resources, Inc. Capital
                    Accumulation Plan, effective as of August 5, 1996
   10.6          Amendment No. 2 to Vastar Resources, Inc. Capital
                    Accumulation Plan II, effective as of August 5, 1996
   10.7          Amendment No. 2 to Vastar Resources, Inc. Savings Plan,
                    effective as of August 5, 1996
   10.8          Amendment No. 2 to Vastar Resources, Inc. Savings Plan II,
                    effective as of August 5, 1996
   27            Financial Data Schedule