Form 10-K
period 1996-12-31
VASTAR RESOURCES INC
filed 1997-03-06
CIK 918252

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                      1996

                                   FORM 10-K
                             ---------------------
(MARK ONE)

      [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-13108

                             VASTAR RESOURCES, INC.
             (Exact name of registrant as specified in its charter)
                             ---------------------

                     DELAWARE                                           95-4446177
   (State or other jurisdiction of incorporation           (I.R.S. Employer Identification No.)
                 or organization)

               15375 MEMORIAL DRIVE
                  HOUSTON, TEXAS                                           77079
     (Address of principal executive offices)                           (Zip Code)

                                 (281) 584-6000
              (Registrant's telephone number, including area code)
                             ---------------------
          Securities registered pursuant to Section 12(b) of the Act:

                TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                      -----------------------------------------
      Common Stock, Par Value $.01 Per Share                      New York Stock Exchange

       Securities registered pursuant to Section 12 (g) of the Act: NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO ____

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.
-----

     The aggregate market value of the Registrant's voting stock held by non-affiliates on March 3, 1997, based on the closing price on the New York Stock Exchange composite tape on that date of $29, was $500,555,950.

     As of March 3, 1997, there were 97,260,551 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement for the 1997 Annual Meeting of Stockholders to be held on May 21, 1997, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, are incorporated by reference into Part III.
================================================================================

                               TABLE OF CONTENTS

  ITEM                                                                    PAGE
  ----                                                                    ----
                                    PART I
1. and 2.   Business and Properties.....................................    1
            General Development of Business.............................    1
            Producing Properties and Exploitation Assets................    1
            Exploration.................................................    4
            Historical Results..........................................    5
            Reserve Replacement.........................................    6
            Proved Reserves.............................................    6
            Marketing...................................................    7
            Risk Management.............................................    8
            Competition.................................................    8
            Seasonality.................................................    8
            Regulation..................................................    9
            Section 29 Tax Credits......................................   10
            Human Resources.............................................   10
            Safe-Harbor Cautionary Statement............................   11
3.          Legal Proceedings...........................................   13
4.          Submission of Matters to a Vote of Security Holders.........   14
            Executive Officers of the Registrant........................   14
                                   PART II
5.          Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   16
6.          Selected Financial Data.....................................   16
7.          Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   17
8.          Financial Statements and Supplementary Data.................   24
9.          Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................   49
                                   PART III
10.         Directors and Executive Officers of the Registrant..........   49
11.         Executive Compensation......................................   49
12.         Security Ownership of Certain Beneficial Owners and
            Management..................................................   49
13.         Certain Relationships and Related Transactions..............   49
                                   PART IV
14.         Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   50

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES.

GENERAL DEVELOPMENT OF BUSINESS

     Vastar Resources, Inc. ("Vastar" or the "Company") was incorporated in Delaware in September 1993 and is one of the nation's leading independent (non-integrated) exploration, production and marketing companies. Vastar's operations are concentrated in four premier producing regions of the United States -- the Gulf of Mexico, Gulf Coast, San Juan Basin, and
Mid-Continent -- and its market presence extends nationwide.

     The Company's business strategy is to create shareholder value through low cost leadership, growth from internal sources, value-added marketing and financial flexibility. In the implementation of its strategy, Vastar primarily draws from its inventory of internally generated prospects in order to find and develop reserves utilizing, where appropriate, cost-effective advances in technology to reduce the risks associated with gas and oil exploration and development. The Company is strategically focused in four principal producing areas that are further described below under "Producing Properties and Exploitation Assets." As of December 31, 1996, the Company had proved reserves of approximately 2,916 Bcfe*. The Company's capital program for 1996 was $567.2 million. Vastar treats all of its exploration, production and marketing operations as one business segment.

     Atlantic Richfield Company ("ARCO") owns 80,000,001 shares or 82.3 percent of Vastar's outstanding Common Stock. For additional information relating to certain relationships between the Company and ARCO, including potential conflicts of interest, see Note 4 of the Notes to Consolidated Financial Statements and Item 13 of this Form 10-K.

PRODUCING PROPERTIES AND EXPLOITATION ASSETS

     The Company's four principal producing areas are offshore in the Gulf of Mexico, the Gulf Coast (south Texas, southeast Texas and south Louisiana), the San Juan/Rockies (northwest New Mexico, southwest Colorado and Wyoming) and the Mid-Continent (northeast Texas, Oklahoma, northern Louisiana, Arkansas and Kansas).

                                        DECEMBER 31, 1996                     1996
                                            RESERVES                   AVERAGE PRODUCTION
                                   ---------------------------   -------------------------------
                                    GAS     LIQUIDS     TOTAL      GAS      LIQUIDS      TOTAL
                                   (BCF*)   (MMBBL*)   (BCFE*)   (MMCFD*)   (MBBLD)    (MMCFED*)
                                   ------   --------   -------   --------   --------   ---------
Gulf of Mexico...................    648      70.6      1,072      337        33.5         538
Gulf Coast.......................    157      26.5        316       95         8.5         146
San Juan/Rockies.................    751       0.4        753      240         0.3         242
Mid-Continent....................    668      17.8        775      200         6.5         239
                                   -----     -----      -----      ---        ----       -----
          Total..................  2,224     115.3      2,916      872        48.8       1,165

---------------

* As used herein, the terms "Bcf," "MMcf" and "Mcf" mean billion, million and thousand cubic feet, respectively; the terms "Bcfd," "MMcfd" and "Mcfd" mean billion, million and thousand cubic feet per day, respectively; the terms "Bcfe," "MMcfe" and "Mcfe" mean billion, million and thousand cubic feet equivalent, respectively; the terms "MMBbl" and "MBbl" mean million and thousand barrels, respectively; the term "Bbl" means barrel; the terms "MMBbld" and "MBbld" mean million and thousand barrels per day, respectively; the term "MMcfed" means million cubic feet equivalent per day; the term "MMBtu" means million British thermal units; and the term "Boe" means barrel of oil equivalent. In calculating Mcf and Bbl equivalents, one Bbl is equal to six Mcf.

                                                              1996     1995     1994
                                                              -----    -----    -----
Natural Gas Production (MMcfd*)
  Gulf of Mexico............................................    337      328      330
  Gulf Coast................................................     95      106      106
  San Juan/Rockies..........................................    240      188      155
  Mid-Continent.............................................    200      188      191
                                                              -----    -----    -----
          Total.............................................    872      810      782
Liquids Production (MBbld*).................................   48.8     45.3     43.5
Total Production (MMcfed*)..................................  1,165    1,082    1,043

     The Company's average prices of natural gas, crude oil and natural gas liquids and average costs per unit for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1996      1995      1994
                                                           ------    ------    ------
Average sales price per Mcf of natural gas...............  $ 2.34    $ 1.63    $ 1.91
Average wellhead price per Mcf of natural gas............  $ 1.81    $ 1.38    $ 1.84
Average realized price per Bbl of crude oil..............  $21.49    $18.43    $16.49
Average realized price per Bbl of natural gas liquids....  $15.01    $11.39    $11.15
Average production cost per Mcfe(1)......................  $ 0.42    $ 0.41    $ 0.45
Average selling, general and administrative expenses per
  Mcfe...................................................  $ 0.14    $ 0.13    $ 0.15

---------------

(1) Includes operating expenses and taxes other than income taxes.

     The average sales price per Mcf of natural gas is determined by dividing total gas sales revenue by total gas sales volume. Average realized price per Bbl of crude oil and natural gas liquids, as applicable, is determined by dividing total sales revenue, less purchase cost and transportation expense, by production volume. Average wellhead price per Mcf of natural gas is determined by dividing total sales revenues, less purchase cost, transportation expense and aggregate gas marketing margin, by production volume. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Gulf of Mexico

     Through its predecessors, the Company has been involved in exploration and exploitation of properties in the Gulf of Mexico since the 1950s. In general, Vastar's properties in the Gulf of Mexico are characterized by prolific reservoirs with high production rates, which therefore tend to deplete more rapidly than the Company's onshore properties.

     In 1996, the Company purchased an additional 29.5 percent working interest in the West Cameron 66 field for $35.0 million, bringing Vastar's total interest in the field to approximately 75 percent and adding proved reserves net to Vastar of 41 Bcfe. The transaction also increased Vastar's ownership in the Gibbstown and Grand Chenier gas separation stations.

     The Company's current production portfolio in the Gulf of Mexico includes 24 key fields operated by Vastar and 12 operated by others. The Company also has an ownership interest in four gas processing plants, which process gas produced primarily from the Gulf of Mexico. The Company's assets in the Gulf of Mexico represented 37 percent of the Company's total reserves as of December 31, 1996. Approximately 70 percent of the Company's total 1996 capital program was invested in this region.

  Gulf Coast

     The Company's properties in the Gulf Coast area include 12 key fields. The Company also has an ownership interest in three gas processing plants in southeast Texas and south Louisiana and approximately 0.9 million net acres of mineral fee acreage located primarily in southeast Texas. Most of the Company's properties in this area have been producing gas since the 1940s and 1950s and are relatively mature.

     The Company operates approximately 75 percent of its production in the Gulf Coast area. The Company's assets in the Gulf Coast area represented 11 percent of the Company's reserves as of December 31, 1996. Approximately nine percent of the Company's total 1996 capital program was invested in this region.

  San Juan/Rockies

     The San Juan Basin, located in southwestern Colorado and northwestern New Mexico, is one of the largest gas basins in the United States in terms of proved reserves. Development of the Company's properties in the San Juan Basin's Fruitland coal seam began in the late 1980s. The Company's production from the coal seam fields, specifically the Ignacio Blanco Fruitland field (located in southwestern Colorado) and Basin Fruitland field (northwestern New Mexico), is long-lived. Vastar also has significant remaining reserves in the conventional reservoirs in the San Juan Basin, which are also long-lived. The Company also has minor production in the Powder River Basin in Wyoming. The Company's assets in the San Juan/Rockies area represented 26 percent of the Company's reserves as of December 31, 1996. Approximately seven percent of the Company's total 1996 capital program was invested in this region.

     Most of the Company's Fruitland coal formation production in the San Juan Basin qualifies for Internal Revenue Code Section 29 coal seam tax credits against regular federal income tax, which are available through 2002. During 1996, the Company generated Section 29 tax credits for all production, including production from the Fruitland coal formation, of approximately $85.0 million. See "Section 29 Tax Credits."

  Mid-Continent

     The Company's properties in the Mid-Continent region include 21 key fields located primarily in the Hugoton, Arkoma and Ardmore basins, and the Arklatex areas. These properties are characterized by relatively long-lived production, shallow decline rates and low lease operating costs. In addition, the Company has an ownership interest in two gas processing plants in this region.

     In September 1996, the Company added to its Mid-Continent portfolio by purchasing additional property in the Spider and Logansport fields in DeSoto Parish, Louisiana for $12.3 million, which the Company estimates added approximately 15.2 Bcfe of proved developed reserves. The Company's assets in the Mid-Continent area represented 26 percent of the Company's reserves as of December 31, 1996. Approximately 14 percent of the Company's total 1996 capital program was invested in this region.

EXPLORATION

  Exploration Assets

     The Company holds approximately 3.8 million net acres located primarily in its core areas. At December 31, 1996, this land position included 2.7 million net undeveloped acres, including mineral fee acreage totaling 1.1 million net undeveloped acres. This land position provides the resource base for the Company's exploration prospects.

     The following table summarizes the Company's acreage position as of December 31, 1996.

                                                  DEVELOPED ACREAGE     UNDEVELOPED ACREAGE
                                                  ------------------    --------------------
                                                  GROSS        NET       GROSS         NET
                                                  ------      ------    -------      -------
                                                                (IN THOUSANDS)
Gulf of Mexico..................................     375         224      1,078          805
Arkansas........................................      17           8         91           49
Colorado........................................      49          45          3            2
Kansas..........................................     102          79         61           36
Louisiana.......................................      96          67        105           69
Mississippi.....................................      19           4         66           20
Montana.........................................      --          --        217          120
New Mexico......................................      64          35         18            8
Oklahoma........................................     252         169        251          117
Texas...........................................     665         377      1,612        1,133
Wyoming.........................................      18          11        378          305
Other...........................................       2           2        182           73
                                                   -----       -----      -----        -----
          Total.................................   1,659       1,021      4,062        2,737
                                                   =====       =====      =====        =====

     Approximately ten percent of Vastar's undeveloped net acreage as of December 31, 1996 will expire in each of the next five years.

     The Company was active in offshore lease sales in 1996, purchasing approximately 305,000 net acres for approximately $48.0 million; much of this acreage is in water deeper than 200 meters. At December 31, 1996, the Company's Gulf of Mexico holdings were slightly over one million net acres, including a deepwater position of approximately 176,000 net acres.

     As a corollary to its 1996 offshore lease sale activity, in September 1996, the Company entered into a contract with Diamond Offshore Drilling Company for the major upgrade and operation of Diamond Offshore's semisubmersible drilling rig, Ocean Victory, for a three-year deepwater drilling program in the Gulf of Mexico, commencing in late 1997. See Note 11 of the Notes to Consolidated Financial Statements.

     As of December 31, 1996, the Company owned or had rights to 3-D seismic data covering approximately 1,926 blocks offshore and 1,590 square miles onshore and 1.6 million miles of 2-D seismic data covering its producing properties and unexplored acreage in its portfolio and other acreage.

  1996 Activity

     During 1996, 71 gross (46 net) exploratory wells were decisioned, resulting in 27 gross (17 net) discoveries. Five of the discovery wells provided follow-up opportunities which the Company expects to pursue in 1997.

HISTORICAL RESULTS

     Vastar's exploration and development drilling activity (including recompletions) since 1994 is set forth in the following table.

                                                   1996          1995          1994
                                                -----------   -----------   -----------
                                                GROSS   NET   GROSS   NET   GROSS   NET
                                                -----   ---   -----   ---   -----   ---
Exploratory Wells
  Productive..................................    27     17     21     15     17     11
  Dry.........................................    44     29     40     26     43     25
                                                 ---    ---    ---    ---    ---    ---
          Total...............................    71     46     61     41     60     36
Development Wells
  Productive..................................   260    156    208    133    140     89
  Dry.........................................    29     25     28     23     12     11
                                                 ---    ---    ---    ---    ---    ---
          Total...............................   289    181    236    156    152    100

     The following table sets forth the approximate number of wells in progress of drilling, evaluation and testing, and suspended as of December 31, 1996.

                                                           DEVELOPMENT     EXPLORATORY
                                                              WELLS           WELLS
                                                           ------------    ------------
                                                           GROSS    NET    GROSS    NET
                                                           -----    ---    -----    ---
Drilling.................................................   14       9       6       4
Evaluation and testing...................................    1       1      --      --
Suspended................................................    3       2       2       1

     The following table sets forth the number of productive gas and oil wells in which the Company owned an interest as of December 31, 1996.

                                                         COMPANY        TOTAL PRODUCTIVE
                                                      OPERATED WELLS        WELLS(1)
                                                      --------------    ----------------
                                                      GROSS     NET     GROSS      NET
                                                      -----    -----    ------    ------
Gas.................................................  1,249    1,043     2,529     1,261
Oil.................................................    577      508     1,455       709
                                                      -----    -----     -----     -----
          Total(1)..................................  1,826    1,551     3,984     1,970
                                                      =====    =====     =====     =====

---------------

(1) Includes approximately 268 gross (98 operated by Vastar) and 136 net (84 operated by Vastar) multiple completions.

RESERVE REPLACEMENT

     Producing gas and oil reservoirs are, in general, characterized by declining production rates. As a result of these decline trends, the Company must find and develop or acquire new reserves to offset the natural field decline. In 1996, the Company increased proved reserves from a beginning of the year balance of approximately 2,725 Bcfe to an end of year balance of approximately 2,916 Bcfe. See Consolidated Financial Statements -- Supplemental Information -- Oil & Gas Producing Activities.

     The following table sets forth the Company's historical proved acquisition, finding and development costs and proved reserve additions since 1994.

                                                               1996      1995      1994
                                                              ------    ------    ------
Finding and Development Costs (Millions of Dollars)
Unproved property acquisition costs.........................  $ 68.3    $ 18.1    $ 27.4
Exploration costs...........................................   213.5     171.8     132.1
Development costs...........................................   256.8     226.0     201.3
                                                              ------    ------    ------
          Total finding and development costs...............   538.6     415.9     360.8
Proved property acquisition costs...........................    51.0      51.8       3.5
                                                              ------    ------    ------
          Total reserve replacement costs...................  $589.6    $467.7    $364.3
                                                              ======    ======    ======
Proved Reserve Additions (Bcfe)
Extensions and discoveries..................................     342       379       296
Revisions...................................................     132       108       100
Improved recovery...........................................      29         9         7
                                                              ------    ------    ------
          Total reserve additions, excluding purchases of
            minerals in place...............................     503       496       403
Purchases of minerals in place..............................     129        87        15
                                                              ------    ------    ------
          Total reserve additions...........................     632       583       418
                                                              ======    ======    ======
Finding and development costs (per Mcfe)....................  $ 1.07    $ 0.84    $ 0.90
Reserve replacement costs (per Mcfe)........................  $ 0.93    $ 0.80    $ 0.87

PROVED RESERVES

     The following table sets forth estimated net proved gas and oil reserves of the Company as of December 31, 1996. Unless otherwise noted, all information in this report on Form 10-K relating to gas and oil reserves is based upon estimates prepared by the Company and is net to the Company's interest.

                                                                 PROVED RESERVES
                                                        ---------------------------------
                                                        DEVELOPED    UNDEVELOPED    TOTAL
                                                        ---------    -----------    -----
Natural gas (Bcf).....................................    1,801          423        2,224
Petroleum liquids (MMBbl).............................     87.9         27.4        115.3
Total proved reserves (Bcfe)*.........................    2,329          587        2,916

---------------

* In calculating Mcf and Bbl equivalents, one Bbl is equal to six Mcf.

     Proved gas and oil reserve quantities are based on estimates prepared by the Company's engineers in accordance with guidelines established by the Securities and Exchange Commission (the "SEC") and approximately 60 percent were reviewed by Ryder Scott Company Petroleum Engineers ("Ryder Scott"), independent petroleum engineers. A copy of the review letter by Ryder Scott has been filed as an exhibit to this report on Form 10-K.

     The reserve data set forth in this report on Form 10-K represent estimates only. There are numerous uncertainties inherent in estimating quantities of proved gas and oil reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary. In addition, the results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates, and such revisions may be material. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered.

     See Consolidated Financial Statements -- Supplemental Information -- Oil & Gas Producing Activities.

MARKETING

     The Company sells substantially all its natural gas production to its wholly-owned subsidiary, Vastar Gas Marketing, Inc. ("Vastar Gas"). The Company's position as one of the largest domestic gas producers provides the base for Vastar Gas' marketing and trading activities. Vastar Gas is one of the largest gas marketers in the United States with marketed volumes averaging 2.9 Bcfd in 1996. The key strategies which produced these results were (1) pursuing term sales agreements with local distribution companies, electric utilities and industrial users who were willing to pay amounts in addition to a commodity value for wholesale aggregation services, (2) providing gas asset management services to this same customer base to optimize usage of transportation and storage assets and (3) buying and selling natural gas, based on information obtained from Vastar Gas' wholesale customer base, to take advantage of market opportunities.

     During 1996, an average of 2.0 Bcfd was sold under 30-day spot contracts. The remaining 0.9 Bcfd in gas sales were sold under contacts greater than 30 days, with the exception of a small volume sold through direct wellhead and gas plant contracts.

     Vastar Gas' most significant source of gas supply is the natural gas production controlled by Vastar, including proprietary production, royalty gas, call rights on third-party gas and gas obtained through joint operating agreements. This gas is sold to Vastar Gas at floating, market-related prices. In 1996, Vastar Gas obtained an average of approximately 1.0 Bcfd of gas from these sources. For the remainder of its gas supply requirements, Vastar Gas purchased gas from third parties, including producers and other gas marketing companies. Most of these purchases were 30-day spot transactions. In 1996, such third-party purchases averaged approximately 1.9 Bcfd. Vastar Gas obtains 30-day spot gas primarily in support of its trading activities, to minimize transportation costs and to facilitate management of its long-term commitments.

     Natural gas sales averaged 2.9 Bcfd in 1996 up from 2.1 Bcfd in 1995. The average sales price for natural gas was $2.34 per Mcf, an increase of 44 percent over 1995, due to higher commodity market prices.

     Vastar Gas has various longer-term natural gas sales contracts under which it has contracted to deliver an aggregate of 460 MMcfd in 1997. These obligations decline to less than 103 MMcfd by the year 2003. The majority of these contracts are either index-based and present little or no price risk or are reservoir-dedicated and present no obligation to deliver if production from the dedicated reservoir ceases. Natural gas production controlled by Vastar, including proprietary production, royalty gas, call rights on third-party gas and gas obtained through joint operating agreements, is expected to exceed these delivery commitments. There have been no instances in the last three years in which Vastar Gas was unable to meet any significant natural gas delivery commitment. In 1996, Vastar Gas had additional longer-term contracts with certain cogeneration facilities pursuant to which it delivered an average of 81 MMcfd. These contracts had an average contract term of approximately 19 years, for which an average of 13 years remain. In 1996, the average price of gas sold under these contracts was approximately $2.49 per Mcf.

     The Company also markets its proprietary crude oil production. Crude oil sales averaged 101 MBbld in 1996. The average price realized for crude oil was $21.49 per Bbl, an increase of 17 percent over 1995. The majority of this increase reflects stronger commodity prices as compared to 1995. In connection with the marketing of its crude oil production, the Company exchanges barrels of crude oil as an alternative to physical transportation of the Company's crude oil production and to achieve other efficiencies. In accounting for these transactions, the exchanged barrels represent the majority of the difference between Vastar's proprietary crude oil production and its total crude oil sales volumes.

     With regard to the Company's natural gas liquids ("NGLs") production, until April 1996, Vastar had a month-to-month sales contract with ARCO for the sale of substantially all of Vastar's proprietary NGL production. Under this contract, the pricing for the NGLs production generally reflected standard industry terms for similar contracts and was intended to approximate the net price Vastar would obtain if it marketed its NGLs on a term basis to end users. Consistent with the Company's crude oil marketing strategy, the Company began marketing its own natural gas liquids on April 1, 1996. NGL sales averaged 15 MBbld in 1996. The average price realized for NGLs was $15.01 per Bbl, an increase of 32 percent over 1995. The majority of this increase reflects stronger commodity prices as compared to 1995.

     In 1995, Vastar Power Marketing, Inc., a subsidiary of the Company, obtained a FERC power marketing certificate. This positioned the Company to offer a wider array of products and services to its customers. In 1996, Vastar Power began marketing electricity to a small number of customers and expects to continue such marketing activity as opportunities become available. The power marketing business presents unique risks and opportunities that are inherently different from the Company's hydrocarbon marketing businesses.

RISK MANAGEMENT

     From time to time, the Company uses various hedging arrangements, predominantly natural gas and crude oil price swaps, to manage the Company's exposure to price risk from its natural gas and petroleum liquids production. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will receive for the volumes to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Company's exposure to decreases in price associated with the hedged commodity, they can also limit the benefit the Company might otherwise have received from any price increases associated with the hedged commodity.

     Vastar Gas also uses certain financial instruments, such as natural gas price swaps and futures, to manage its fixed-price purchase and sale commitments, as well as to provide fixed-price commitments as a service to its customers and suppliers. Although Vastar Gas generally attempts to balance its fixed-price physical and financial purchase and sales contracts in terms of contract volumes and timing of delivery obligations, net open positions may exist from time to time. Vastar Gas has established specific limits relative to these net open positions and has established internal controls to monitor such positions against established limits. The limits require that Vastar Gas' net open position not exceed the volume of production controlled by the Company. However, to the extent that Vastar Gas has an open position, the Company may be exposed to risk from fluctuating market prices. For additional information relating to risk management, see Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 16 of the Notes to Consolidated Financial Statements.

COMPETITION

     Competition in the oil and gas industry is intense in the lower 48 states. The Company actively competes for the acquisition of reserves and exploration leases, licenses and concessions, sometimes against companies with greater financial and other resources. To the extent the Company's financial resources are less than those of its competitors, the Company may be disadvantaged in effectively competing for certain reserves, leases, licenses and concessions. From time to time, the level of industry activity may result in a tight supply of labor or equipment required to operate and develop such properties. In marketing its production, the Company competes with other producers and marketers on such factors as deliverability, price, contract terms and quality of service. The Company believes that the location of its properties, its exploration, drilling and production expertise and the experience of its management generally enable it to compete effectively.

SEASONALITY

     Historically, demand for natural gas has been seasonal in nature, with peak demand and typically higher prices occurring during the colder winter months.

REGULATION

     The Company's ability to produce and market its gas and oil production is affected and restrained by a number of factors, including federal and state regulation of natural gas and oil production, state limits on allowable rates of production by well or proration unit, the amount of natural gas and oil available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels.

     In April 1992, the Federal Energy Regulatory Commission ("FERC"), which regulates natural gas transportation, issued Order No. 636, an order designed to restructure the interstate natural gas transportation and marketing system and remove various barriers and practices that have historically limited non-pipeline natural gas sellers, including producers and marketing companies, such as the Company and Vastar Gas, from effectively competing with interstate pipelines. To date, Order No. 636 has not had any material adverse effect on the Company. However, because the ultimate restructuring requirements that emerge from the lengthy administrative and judicial review process may be significantly different from those currently in effect, and because implementation of the restructuring may vary by pipeline, it is not possible to predict what, if any, effect the ultimate restructuring resulting from Order No. 636 will have on the Company. Additional proceedings that might affect the natural gas industry are pending before the FERC and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

     In 1996, approximately half of the Company's production was located on federal or Indian oil and gas leases, which are administered by various agencies of the Department of Interior, such as the Minerals Management Service, the Bureau of Land Management and the Bureau of Indian Affairs. Such leases are often issued through competitive bidding, contain relatively standardized terms and require compliance with detailed regulations and orders. Prior to commencing drilling, lessees must obtain permits and approvals from the applicable federal agency (as well as from other federal agencies such as the Coast Guard, Army Corps of Engineers and the Environmental Protection Agency). These agencies have promulgated regulations which require production facilities to meet stringent engineering, construction and environmental specifications and which govern the plugging and abandonment of wells and the removal of production facilities.

     The various states in which the Company operates regulate drilling and operating activities (by requiring, among other things, drilling permits, bonds and operations reports) and environmental and conservation matters (including unitization and pooling of oil and gas properties and the establishment of maximum production rates). Some states prorate production to the market demand for oil and gas and such proration rules or orders may be detrimental to the Company's profitability when such rules or orders prevent the Company from producing quantities sufficient to meet its market opportunities. Some counties and municipalities also regulate drilling and production operations.

     The Company's operations are also subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Permits are required for the operation of various facilities of the Company, and these permits are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, injunctions or both. It is possible that increasingly strict requirements will be imposed by environmental laws and enforcement policies thereunder. It is not anticipated that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of such compliance. The Company's domestic competitors are generally subject to the same environmental, health and safety laws and regulations, and the Company believes that its circumstances and potential expenditures are comparable to those faced by its major domestic competitors. However, future environmentally-related capital expenditure requirements, liabilities and costs could be a major factor affecting the Company's future income and cash flow.

SECTION 29 TAX CREDITS

     Federal tax law provides an income tax credit against regular federal income tax liability with respect to sales of the Company's production of certain fuels produced from nonconventional sources (including natural gas from coal seams and tight sands formations), subject to a number of limitations ("Section 29 Tax Credits"). Fuels qualifying for the credit must be produced from wells drilled after December 31, 1979, and before January 1, 1993, and must be sold before January 1, 2003. The basic credit, which is approximately $0.52 per MMBtu of natural gas, is phased out as the price of oil exceeds $23.50 per barrel in 1979 dollars (adjusted for inflation), with complete phaseout if such price exceeds $29.50 per barrel in 1979 dollars (similarly adjusted). Under this formula, the commencement of phaseout would be triggered if the average price for oil rose above approximately $45 per barrel in current dollars. The credit for natural gas from coal seams is adjusted for inflation and is expected to be approximately $1.02 per MMBtu for 1996. The credit for tight sands gas is not adjustable and remained approximately $0.52 per MMBtu in 1996.

     The natural gas production from wells drilled on certain of the Company's properties, primarily in the San Juan Basin, qualifies for the Section 29 Tax Credit. The Company generated approximately $85.0 million of Section 29 Tax Credits in 1996, approximately 90 percent of which was attributable to production of natural gas from coal seams.

     The Company and its subsidiaries join with ARCO and its domestic subsidiaries in filing a consolidated federal income tax return. The Company and ARCO have entered into a tax sharing agreement (the "Tax Sharing Agreement"), effective October 1, 1993, as amended effective June 1, 1995, relating to these taxes. Under the Tax Sharing Agreement, the Company is able to use its Section 29 Tax Credits to reduce its federal income tax payments to ARCO (but, except as stated below, not below zero) (i) to the extent that such credits would reduce its liability on a stand-alone tax basis or (ii) if such credits would be statutorily limited on a stand-alone tax basis, then to the extent that such credits are used by the ARCO Tax Group (as defined in the Tax Sharing Agreement). In addition, the Company is allowed to use its Section 29 Tax Credits to reduce its federal income tax payments to ARCO below zero and receive cash refunds from ARCO if the conditions described in (ii) above are met and if such credits are generated by production from properties acquired by the Company in the ordinary course of business on or after June 1, 1995; provided, however, that the Company's ability to reduce its liability below zero and generate cash refunds from ARCO is limited to a maximum of $9 million in 1995 and $15 million per year thereafter.

     Under certain limitations of the current agreement, credits that cannot be used by the Company on a current year basis are carried forward, and used to reduce future federal income tax payments to ARCO in any subsequent year in which the Company and ARCO join in filing a consolidated federal income tax return.

     Subsequent to year end, ARCO and Vastar have agreed in principle to a second amendment to the Tax Sharing Agreement. This amendment will remove certain limitations under the original agreement and generally will allow Vastar to receive payment for all Section 29 Tax Credits in the year generated. In return the Company has agreed to a 3.25 percent reduction in the value of the credits generated from properties acquired by the Company before June 1, 1995. ARCO and Vastar have also agreed to apply the same reduction to the $61.4 million of Section 29 Tax Credits carried forward as of December 31, 1996 in exchange for immediate payment upon execution of the second amendment.

HUMAN RESOURCES

     The Company had 1,054 employees as of December 31, 1996. The Company believes its relationships with its employees are satisfactory. Employees covered by collective bargaining agreements total 156 and are with the following unions: Oil, Chemical and Atomic Workers International Union (52 employees); and the Atlantic Independent Union (104 employees).

                      CAUTIONARY STATEMENT FOR PURPOSES OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

     Vastar desires to take advantage of the "safe harbor" provisions contained in Section 27A of the Securities Act of 1933, as amended (the "1933 Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"), and is including this statement herein in order to do so.

     From time to time, the Company's management or persons acting on the Company's behalf may wish to make, either orally or in writing, forward-looking statements (which may come within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act), to inform existing and potential security holders regarding various matters including, without limitation, projections regarding future income, oil and gas production, production and sales volumes of the Company's products, oil and gas reserves and the replacement thereof, capital spending, as well as predictions as to the timing and success of specific projects. Such forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believes," "expect," "anticipate," "goal" or other words that convey the uncertainty of future events or outcomes. Forward-looking statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should one or more of these forecasts or underlying assumptions prove incorrect, actual results could vary materially. The factors below are believed to be important factors (but not necessarily all the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Unpredictable or unknown factors not discussed herein could also have material adverse effects on actual results of matters which are the subject of forward-looking statements. The Company does not intend to update these cautionary statements.

  Volatility and Level of Hydrocarbon Commodity Prices

     The Company's projections as to the level of future earnings are based on various assumptions as to the future prices of natural gas, NGLs and crude oil. These price assumptions are used for planning purposes and the Company expects they will change over time. Any substantial or extended decline in the actual prices of natural gas, NGLs and/or crude oil could have a material adverse effect on (i) the Company's financial position and results of operations (including reduced cash flow and borrowing capacity), (ii) quantities of natural gas, NGLs and crude oil reserves that may be economically produced and (iii) the quantity of estimated proved reserves that may be attributed to the Company's properties. These prices historically have been volatile and may vary based on factors affecting commodities markets generally, changes in market demand and fluctuations in political, regulatory and economic climates in one or more regions throughout the world.

  Production Rates and Reserve Replacement

     Projecting future rates of gas and oil production is inherently imprecise. Producing gas and oil reservoirs generally have declining production rates. Production rates depend on a number of factors, including geological, geophysical and engineering factors, weather, production curtailments or restrictions, prices for natural gas, NGLs and crude oil, market demand and the political, economic and regulatory climate.

     Another major factor affecting production rates is the Company's ability to replace depleting reservoirs with new reserves through exploration success or acquisitions. Exploration success is impossible to predict, particularly over the short term, where results can vary widely year to year; moreover, the ability to replace reserves over an extended period depends not only on the total volumes found, but on the cost of finding and developing such reserves. Depending on the general price environment for natural gas, NGLs and crude oil, the Company's finding and development costs may not justify the use of resources to explore for and develop such reserves. Acquisitions that yield cost-effective and successful exploration or exploitation opportunities require assessment of numerous factors, many of which are beyond the Company's control. There can be no assurance that the Company's acquisition of property interests will be successful and, if unsuccessful, that such failure will not have an adverse effect on the Company's future results of operations and financial condition. There can be no assurances as to the level or timing of success, if any, that the Company will be able to achieve in finding and developing or acquiring additional reserves.

  Reserve Estimates

     Proved gas and oil reserve quantities are based on estimates prepared by the Company's engineers in accordance with guidelines established by the SEC. The reserve data disclosed by the Company, either orally or in writing, represent estimates only. There are numerous uncertainties inherent in estimating quantities of proved gas and oil reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. Reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates, and any such revision may be material. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered.

  Laws and Regulation

     The Company's forward-looking statements are generally based upon the assumption of a stable legal and regulatory environment. The Company's ability to economically produce and market its gas and oil production is affected and could possibly be restrained by a number of legal and regulatory factors, including, but not limited to, federal and state laws and regulation of natural gas and oil production, federal and state tax laws and regulations, state limits on allowable rates of production by well or proration unit, as well as by laws and regulations which may affect the amount of natural gas and oil available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels.

     The Company's operations are also subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. It is possible that increasingly strict requirements will be imposed by environmental laws and enforcement policies thereunder. The Company's forward-looking statements are generally based upon the expectation that it will not be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations. However, inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of such compliance.

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

  Competition

     The Company's forward-looking statements are generally based upon a stable competitive environment. However, competition in the oil and gas industry is intense. The Company actively competes for reserve acquisitions and exploration leases, licenses and concessions, as well as in the gathering and marketing of natural gas, NGLs and crude oil, sometimes against companies with greater financial and other resources. The Company's competitors include the major oil companies, independent oil and gas concerns, individual producers, natural gas, NGLs and crude oil marketers and major pipeline companies, as well as participants in other industries supplying energy and fuel to industrial, commercial and individual consumers. To the extent the Company's exploration and exploitation budget is lower than that of certain of its competitors, the Company may be disadvantaged in effectively competing for certain reserves, leases, licenses and concessions. From time to time, the level of industry activity may result in a tight supply of labor or equipment required to operate and develop oil and gas properties. For example, competition for drilling rigs is keen in the Gulf of Mexico. Recently, the Company began to experience increases in drilling rig rental rates due to the tight rig market in the Gulf of Mexico. The availability of drilling rigs as well as the level of drilling rig rates will have an effect on the Company's ability to achieve success in its exploration and production activities.

     In marketing its production, the Company competes with other producers and marketers on such factors as price, product availability, contract terms and quality of service. In making projections with respect to natural gas, NGLs and crude oil marketing, the Company assumes no material decrease in the availability of natural gas, NGLs and crude oil for purchase.

ITEM 3. LEGAL PROCEEDINGS.

     1. Vastar, as successor in interest to ARCO, is a defendant in a lawsuit that has been restyled Laura Lyon, et al. v. Amoco, et al., Case No. 93-CV-130, in the District Court for LaPlata County (Durango), Colorado, and which was originally filed in May 1993. Vastar is one of seven defendants in this case in which the plaintiffs have alleged widespread methane gas contamination. On June 17, 1994, the trial court granted Vastar's motion to dismiss Vastar from the litigation on the grounds, inter alia, that the court lacked subject-matter jurisdiction over the claims asserted against Vastar. The plaintiffs filed notice of appeal to the Colorado Court of Appeals and on February 22, 1996, the Court affirmed the trial court's order dismissing the litigation. The plaintiffs applied for a writ of certiorari to the Colorado Supreme Court and on August 28, 1996, the plaintiffs withdrew their application. The Colorado Court of Appeals has remanded the case to the trial court for the determination of attorney's fees due to Vastar and the other defendants from the plaintiffs. Vastar has been named as a defendant in six additional lawsuits brought by individuals in United States District Court for the District of Colorado. Vastar has filed motions to dismiss the remaining lawsuits on the grounds that the court lacks subject-matter jurisdiction or, in the alternative, to stay the proceedings under the tribal exhaustion doctrine. On December 18, 1995, the United States District Court granted Vastar's motion to stay and the remaining six plaintiffs have filed a Notice of Appeal to the United States Court of Appeals for the Tenth Circuit. The Tenth Circuit has dismissed the plaintiffs' appeal on the basis that the order to stay entered by the District Court was not final and therefore non-appealable.

     2. On October 11, 1995, Vastar met with the United States Environmental Protection Agency, Region VIII ("EPA" or the "Agency"), to apprise the Agency of certain results obtained from Vastar's internal self-evaluation and audit program. These results concern issues associated with the Prevention of Significant Deterioration ("PSD") permit program under the federal Clean Air Act at Vastar's Ignacio Blanco Fruitland ("IBF") coal degasification operations. These operations are located on the Southern Ute Indian Reservation in LaPlata County in southwestern Colorado. Through its self-evaluation and audit program, Vastar determined that a PSD permit may be required for the operation of certain of its natural gas compression facilities associated with its IBF operations due to unanticipated levels of carbon monoxide emissions.

     Under federal law, the EPA has the power to seek injunctive relief and civil penalties for violations of the federal Clean Air Act. Liability for failure to obtain a PSD permit under the Clean Air Act can be imposed without regard to willfulness or negligence. The Company sought the benefits of the EPA's "Voluntary Environmental Self-Policing and Self-Disclosure Interim Policy Statement" ("Interim Policy Statement"), which management believed would allow the Company to substantially reduce or avoid any punitive penalties, although the EPA would still be entitled to recover any economic benefit associated with noncompliance. On October 27, 1995, the Company made a written submittal to the EPA pursuant to the Interim Policy Statement. In January 1997, the U.S. Department of Justice, acting on behalf of the EPA, and the Company agreed to settle the matter. Under the terms of the settlement, Vastar agreed to pay a $137,949 civil penalty. This amount represents Vastar's economic benefit of noncompliance, as the settlement reflected Vastar's avoidance of punitive penalties under the Interim Policy Statement. In addition, ARCO, the previous owner of the natural gas compression facilities, agreed to pay a $519,463 civil penalty. Under the terms of the settlement, the finalization of which is subject to certain minor conditions precedent, neither Vastar nor ARCO admitted liability with respect to the matter. A stipulation of settlement between the United States and ARCO has been entered in the United States District Court for the District of Colorado and the $519,463 ARCO civil penalty has been paid. In connection with the October 1993 conveyance of the IBF facilities from ARCO to Vastar, Vastar agreed to indemnify ARCO against certain claims or liabilities to which ARCO could be subject relating to ARCO's historical ownership and operation of the facilities. Pursuant to such agreement, Vastar has paid the ARCO civil penalty.

     3. Vastar and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of business in operating Vastar's properties or the former ARCO Oil and Gas Company division and Vastar Gas business affairs. Further, pursuant to the Cross-Indemnification Agreement dated as of October 1, 1993, between Vastar and ARCO, Vastar has assumed any and all liabilities incurred before or after the effective date of that certain General Conveyance and Assumption Agreement, dated October 8, 1993, as modified as of December 13, 1993, and December 22, 1993, between Vastar and ARCO that are associated with the ownership or operation of the Subject Properties as defined therein, except for certain scheduled litigation and other liabilities.

     The Company does not believe that any ultimate liability resulting from any of the claims and suits described or referred to in paragraphs 1 through 3 above will have a material adverse effect on the financial position or results of operation of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information about the executive officers (as such term is defined in Rule 3b-7 promulgated under the Securities Exchange Act of 1934, as amended) of the Company as of March 1, 1997.

    NAME, AGE AND PRESENT                     BUSINESS EXPERIENCE DURING PAST
  POSITION WITH THE COMPANY            FIVE YEARS AND PERIOD SERVED AS OFFICER(A)(B)
  -------------------------            ---------------------------------------------
Michael E. Wiley, 46..........  Mr. Wiley was elected Chairman of the Board in December 1996
  Chairman of the Board,        and has been a Director and the President of the Company
  President, Chief Executive    since September 1993 and Chief Executive Officer of the
  Officer and Director          Company since January 1994. He held the position of Senior
                                Vice President of ARCO from June 1993 to June 1994. He held the position of President of ARCO Oil and Gas Company from
                                June to October 1993. Previously, from 1991 to June 1993, he was a Vice President of ARCO and Manager of ARCO Exploration
                                and Production Technology. From 1989 to 1991, he was Vice
                                President of ARCO Oil and Gas Company's Southern District.
                                Mr. Wiley joined ARCO in 1972.

Charles D. Davidson, 47.......  Mr. Davidson has been Senior Vice President of the Company
  Senior Vice President         since September 1993 and a Director of the Company since
  and Director                  March 1994. He previously held the position of Senior Vice
                                President of the Eastern District for ARCO Oil and Gas
                                Company from December 1992 to October 1993. From 1988 to
                                December 1992, he held various positions with ARCO Alaska,
                                Inc. Mr. Davidson joined ARCO in 1972.

William A. Lang, 48...........  Mr. Lang was elected Senior Vice President in January 1997.
  Senior Vice President         He has been Vice President of the Company from March 1994
                                until January 1997 and President of Vastar Gas Marketing,
                                Inc. (formerly ARCO Natural Gas Marketing, Inc.) since April
                                1992. Prior to joining ARCO in 1992, Mr. Lang was Director of Marketing and Transportation Services for Tenneco Gas
                                from 1986 to 1992.

    NAME, AGE AND PRESENT                     BUSINESS EXPERIENCE DURING PAST
  POSITION WITH THE COMPANY            FIVE YEARS AND PERIOD SERVED AS OFFICER(A)(B)
  -------------------------            ---------------------------------------------
Steven J. Shapiro, 44.........  Mr. Shapiro has been Senior Vice President and Chief
  Senior Vice President, Chief  Financial Officer of the Company since December 1993 and a
  Financial Officer and         Director of the Company since January 1994. He was Treasurer
Director                        of the Company from January 1994 until December 1995. He was the President of ARCO Coal Australia Inc. from October 1991 to December 1993. Previously, he held the position of Vice
                                President of Planning of ARCO from 1990 to October 1991.
                                From 1988 to 1990, he was Assistant Treasurer for ARCO
                                serving in both Los Angeles and London. Mr. Shapiro joined
                                ARCO in 1977.

Albert D. Hoppe, 52...........  Mr. Hoppe has been Vice President and General Counsel since
  Vice President, General       May 1, 1994 and Secretary of the Company since May 25, 1994.
  Counsel and Secretary         He served as the General Attorney for the ARCO Coal Company from June 1992 through April 1994. Previously, from 1976
                                until 1992, he held various positions in the ARCO legal
                                department. Prior to joining ARCO in 1976, he was an
                                Assistant United States Attorney in Kansas City, Missouri.

Joseph P. McCoy, 45...........  Mr. McCoy has been Vice President and Controller of the
  Vice President and            Company since June 1994 and was designated Principal
Controller                      Accounting Officer, effective July 1, 1994. He held the
                                position of Vice President of Finance, Planning and Control of ARCO Alaska, Inc. from November 1989 to May 1994.
                                Previously, he was Assistant Controller of ARCO from
                                February 1987 to November 1989. From 1984 to 1987, Mr. McCoy
                                served as Controller of ARCO Coal Company and then as
                                Controller of ARCO Transportation Company. Mr. McCoy joined
                                ARCO in 1974.
Robert P. Strode, 40..........  Mr. Strode was elected Vice President in February 1997. He
  Vice President                held the position of Managing Director, Exploration, ARCO
                                British Limited from January 1996 to February 1997. From
                                June 1994 to January 1996, he was Vice President,
                                Exploration and Land, ARCO Alaska, Inc. From September 1993
                                to June 1994, he was North Alaska Exploration Manager, ARCO
                                Alaska, Inc. From 1991 to September 1993, he was Manager,
                                Exploration-Offshore, for ARCO Oil and Gas Company and, from
                                1986 to 1991, he was District Geophysicist, both onshore and offshore, of ARCO Oil and Gas Company. Mr. Strode joined
                                ARCO in 1979.

---------------

(a) ARCO division names used in the descriptions of business experience of executive officers of the Company are the names which were in effect at the time such officers held such positions. In some instances these ARCO divisions have been combined or reorganized and, accordingly, activities thereof are presently conducted under different division names.

(b) The By-Laws of the Company provide that each officer shall hold office until the officer's successor is elected or appointed and qualified or until the officer's death, resignation or removal by the Board of Directors.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                                        1996                            1995
                            ----------------------------    ----------------------------
                            1STQ    2NDQ    3RDQ    4THQ    1STQ    2NDQ    3RDQ    4THQ
                            ----    ----    ----    ----    ----    ----    ----    ----
Common Stock:
  Market Price per share
     High.................  $33 3/8 $38     $38 3/4 $40 3/8 $27 3/4 $33     $32 1/2 $31 7/8
     Low..................  $28     $32 1/2 $31 1/2 $32 1/4 $21 7/8 $26 1/2 $27 5/8 $26 1/2

     The principal market in which shares of Vastar common stock, $0.01 par value ("Common Stock"), are traded is the New York Stock Exchange (ticker symbol: VRI). Prices in the foregoing table are from the New York Stock Exchange composite tape.

     As of March 3, 1997, the approximate number of holders of record of Common Stock was 88 and the high price per share was $29 1/4 and the low price per share was $29.

     The Company has paid regular quarterly cash dividends as follows:

                                           1STQ      2NDQ      3RDQ      4THQ
                                          ------    ------    ------    ------
1995....................................  $0.075    $0.075    $0.075    $0.075
1996....................................  $0.075    $0.075    $0.075    $0.075

     The declaration and payment of dividends are at the discretion of the Board of Directors of the Company and the amount thereof will depend on the Company's results of operations, financial condition, contractual restrictions, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. In addition, the agreement relating to the Company's $1.1 billion bank credit facility (the "Credit Agreement") contains financial and other covenants, including covenants that may, under certain circumstances, have the effect of limiting the Company's ability to pay dividends. The Credit Agreement has been filed with the Securities and Exchange Commission, which filings have been incorporated by reference as an exhibit to this report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data set forth below for the Company for the five years ended December 31, 1996 should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report on Form 10-K.

                                                 1996      1995      1994      1993      1992
                                                -------   -------   -------   -------   -------
                                                (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS
                                                                  AND RATIOS)
Net sales and other operating revenues........   $  946    $  703    $  790    $  779    $  742
Total expenses (excluding income taxes).......      754       683       663       666       737
Net income(1).................................      220       103       149       117        32
Earned per share(2)...........................     2.26      1.06        --        --        --
Cash dividends per common share...............     0.30      0.30     0.075        --        --
Total assets..................................    1,939     1,552     1,604     1,360     1,366
Special dividends to ARCO(3)..................       --        --        70     1,305        --
Long-term debt................................      778       759     1,050     1,250        --
Ratio of earnings to fixed charges(4).........     5.07      1.99      3.32        --        --

---------------

(1) Includes, for 1996 a $9.4 million and for 1995, a $23.1 million pre-tax charge for impairment of oil and gas properties. Additionally, 1995 includes the receipt of a $21.0 million pre-tax settlement in connection with the termination of a disputed long-term acreage-dedicated gas sales contract.

(2) Earned per share amounts prior to the year ended December 31, 1995, have been omitted because Vastar was a wholly-owned subsidiary of ARCO until June 27, 1994.

(3) Prior to October 1, 1993, there were no special dividends to ARCO because all cash receipts of Vastar were submitted to ARCO and cash disbursements were funded by ARCO.

(4) The ratios were computed by dividing earnings by fixed charges. For this purpose, earnings include income before income taxes and fixed charges. Fixed charges include interest, amortization of debt expenses and the estimated interest component of rentals. Prior to the inception of the Company on October 1, 1993, the determination of fixed charges is not applicable in that the Company had no incurred debt. The Company's ratio of earnings to fixed charges for the three months ended December 31, 1993 was 1.22.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following information should be read in connection with the information contained in the Company's Consolidated Financial Statements and the Notes thereto.

GENERAL

     Vastar was formed out of the reorganization of ARCO's lower 48 exploration and production operations, when ARCO transferred to Vastar certain producing properties, developed and undeveloped acreage, related liabilities and working capital.

     Sales and production volumes and price statistics for the specified periods were as follows:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1996        1995        1994
                                                           --------    --------    --------
Natural Gas
  Sales (MMcfd)..........................................     2,940       2,140       2,024
  Average production (MMcfd).............................       872         810         782
  Average sales price (per Mcf)..........................    $ 2.34      $ 1.63      $ 1.91
  Average wellhead price (per Mcf).......................    $ 1.81      $ 1.38      $ 1.84
Crude Oil
  Sales (MBbld)..........................................     101.2       102.1        32.7
  Average production (MBbld).............................      34.2        32.7        32.7
  Average realized price (per Bbl).......................    $21.49      $18.43      $16.49
NGLs
  Average production (MBbld).............................      14.6        12.6        10.8
  Average realized price (per Bbl).......................    $15.01      $11.39      $11.15

     The following table sets forth the statements of income for the years ended December 31, 1996, 1995 and 1994. These statements of income are derived from the audited Consolidated Financial Statements included herein.

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                      ---------------------------------
                                                        1996         1995        1994
                                                      ---------    --------    --------
                                                            (MILLIONS OF DOLLARS)
REVENUES
Natural gas
  Sales.............................................  $ 2,514.5    $1,273.0    $1,416.6
  Purchases.........................................   (1,860.5)     (805.0)     (831.3)
  Delivery expense..................................      (57.0)      (38.0)      (36.1)
                                                      ---------    --------    --------
     Net sales......................................      597.0       430.0       549.2
Crude oil
  Sales.............................................      777.3       656.4       196.7
  Purchases.........................................     (503.9)     (429.8)       (2.0)
  Delivery expense..................................       (4.4)       (6.3)         --
                                                      ---------    --------    --------
     Net sales......................................      269.0       220.3       194.7
NGLs and other
  Sales.............................................       90.0        64.0        46.6
  Purchases/other...................................      (10.2)      (11.6)       (0.2)
                                                      ---------    --------    --------
     Net sales......................................       79.8        52.4        46.4
                                                      ---------    --------    --------
Net sales and other operating revenues..............      945.8       702.7       790.3
Other revenues......................................       20.8        36.8        26.2
                                                      ---------    --------    --------
     Net revenues...................................      966.6       739.5       816.5
EXPENSES
Operating expenses..................................      136.1       127.9       134.4
Exploration expenses................................      186.4       151.2       138.7
Selling, general and administrative expenses........       62.0        51.2        55.9
Taxes other than income taxes.......................       41.2        32.7        36.8
Depreciation, depletion and amortization............      275.9       263.3       230.8
Interest............................................       52.3        57.0        66.3
                                                      ---------    --------    --------
     Total expenses.................................      753.9       683.3       662.9
                                                      ---------    --------    --------
Income before income taxes..........................      212.7        56.2       153.6
Income tax provision (benefit)......................       (7.3)      (46.4)        4.3
                                                      ---------    --------    --------
     Net income.....................................  $   220.0    $  102.6    $  149.3
                                                      =========    ========    ========

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net income for 1996 of $220.0 million more than doubled when compared to 1995. The earnings increase primarily reflected higher commodity prices and production volumes, partially offset by higher production and exploration costs.

     Net sales and other operating revenues increased by $243.1 million to $945.8 million for 1996, primarily as a result of higher prices and sales volumes for natural gas, crude oil and NGLs.

     Natural gas sales increased 98 percent to $2,514.5 million during 1996. The higher revenues were a result of higher trading activity levels and an increase in commodity prices. Reflected in natural gas revenues for 1996 was the unfavorable impact of $55.1 million pre-tax or $0.05 per Mcf sold, related to the Company's natural gas price hedging activities.

     Natural gas purchases increased in 1996 by $1,055.5 million from 1995 to $1,860.5 million. This increase was a result of the combined effect of a 56 percent increase in natural gas purchased volumes, which rose to an average of approximately 2.1 Bcfd to support the higher trading activity levels, and a 48 percent increase in the cost of gas purchased, which was driven by higher commodity prices.

     Natural gas production for 1996 averaged 872 MMcfd, up eight percent from the previous year. Contributing to the increase were the continuing growth of San Juan Basin production, the January 1996 start-up of the High Island 177 extension discovery and ongoing exploitation successes throughout Vastar's core areas. These improvements more than offset natural field declines during 1996.

     Crude oil sales in 1996 were $777.3 million, an increase of 18 percent from the prior year primarily, as a result of higher commodity prices.

     Crude oil production was 34.2 MBbld in 1996, an increase of five percent from 1995. The increase reflected higher production primarily from the South Pass 60 and West Delta 106/107 fields, partially offset by natural field declines.

     Natural gas liquids and other sales were $90.0 million for 1996, reflecting a 41 percent increase over the prior year. This increase resulted from a combination of higher NGL prices and a 16 percent increase in production volumes. The increase in production volumes, reflected a higher ownership in an onshore gas plant and increased processing volumes.

     Other revenues of $20.8 million decreased $16.0 million in 1996 as compared to 1995. The 1996 other revenues were generated primarily from leasing undeveloped mineral fee acreage in East Texas. The 1995 other revenues were generated primarily from the receipt of a $21.0 million payment in settlement upon the termination of a disputed long-term acreage-dedicated gas sales contract.

     Exploration expenses were $186.4 million compared to $151.2 million for 1995. The $35.2 million increase was primarily related to higher seismic data purchases and dry hole costs associated with the increased exploration activities in 1996. During 1996, the Company's expenditures for seismic data increased 63 percent to $45.0 million as a result of tripling its onshore seismic database and increasing its offshore seismic database by 70 percent. Of the $45.0 million, 26 percent was attributable to investments required to establish a presence in the Deepwater Gulf of Mexico play.

     Selling, general and administrative costs increased by $10.8 million to $62.0 million in 1996. This increase was primarily a result of the expansion of Vastar's marketing services.

     Taxes other than income taxes increased $8.5 million during 1996 primarily as a result of higher revenues.

     Depreciation, depletion and amortization increased in 1996 to $275.9 million compared to $263.3 million in 1995 primarily due to increased volumes. Included in these costs was a $9.4 million and a $23.1 million non-cash pre-tax charge for 1996 and 1995, respectively, for the impairment of the Company's oil and gas properties and facilities.

     The income tax benefit of $7.3 million in 1996 reflected higher pre-tax earnings and higher Section 29 Tax Credits as compared to 1995. The Company recognized $85.0 million and $67.0 million for 1996 and 1995, respectively, of
Section 29 Tax Credits for non-conventional fuels. The increase in tax credits in 1996 was largely the result of increasing San Juan coalbed methane production.

  YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Net income for 1995 was $102.6 million compared to $149.3 million in 1994. This decrease primarily reflects the unfavorable impact of lower natural gas prices realized in 1995.

     Natural gas sales decreased $143.6 million in 1995, primarily as a result of a $0.28 per Mcf decrease in average sales prices from $1.91 in 1994 to $1.63 in 1995. Included in the 1994 average sales price were hedging gains of $0.06 per Mcf sold. This decrease was partially offset by a six percent increase in sales volumes to over 2.1 Bcfd reflective of increased production and stepped-up trading activity by Vastar Gas.

     Natural gas purchases decreased by $26.3 million, or three percent, from 1994 levels, notwithstanding a seven percent increase in natural gas purchase volumes to an average of approximately 1.3 Bcfd necessary to meet higher sales levels. The impact of increased purchase volumes was more than offset by a nine percent decrease in the cost of gas purchased.

     Natural gas production increased 28 MMcfd to 810 MMcfd in 1995. Offshore natural gas production remained relatively constant at 328 MMcfd during 1995, compared to 330 MMcfd during 1994. Field declines were offset by increased production from the Mustang Island 805 field, the fourth quarter 1994 start-up of South Marsh Island 33 and the 1995 start-up of Mustang Island 789. Onshore production increased 30 MMcfd to 482 MMcfd. This increase was primarily due to increased coalbed methane gas production in the San Juan Basin, reflecting continued de-watering of the coal seams and further projects to debottleneck and expand gas gathering and compression facilities.

     Crude oil sales increased $459.8 million and 69.4 MBbld, over three times 1994 levels. Crude oil purchases were $429.8 million in 1995, up from $2.0 million in 1994, reflecting an increase in purchase volumes of 69.1 MBbld. These increases primarily reflect the Company's exchange barrel transactions which occurred for the first time in 1995 as a result of the Company's decision to begin in-house marketing of its crude oil in January 1995. The purchase and sale of exchange barrels, when available, are used as an alternative to physical transportation of the Company's crude oil production.

     Crude oil production was flat year to year and averaged 32.7 MBbld in 1995. Production from the start-up of the West Delta 106/107 and South Marsh Island 33 fields offset the effects of natural field decline.

     The net revenue contribution from these crude oil production and marketing activities was $220.3 million, up 13 percent from 1994, resulting in an average realized price for the Company's crude oil production of $18.43 per barrel in 1995, a 12 percent increase over 1994. These increases reflect not only stronger crude oil commodity prices as compared to 1994, but also the premium generated by value-added services from crude oil marketing activities.

     NGLs increased $17.4 million, primarily as a result of increased production volumes and higher prices. NGLs purchases increased to $11.6 million from $0.2 million in 1994, reflecting the recognition of the purchase and resale of royalty and joint owners share of NGLs volumes which were purchased directly by ARCO in 1994 and prior periods.

     NGLs production was 12.6 MBbld in 1995, an increase of 17 percent over the prior year. The higher volumes resulted from increased NGLs processing in order to capitalize on the favorable NGLs/natural gas price differentials that the industry experienced in 1995.

     Other revenues increased $10.6 million to $36.8 million during 1995. This increase was due to the $21.0 million received in settlement upon the termination of a disputed long-term acreage-dedicated gas sales contract, partially offset by a decrease in interest income as a result of reduced cash balances in 1995.

     Exploration expenses increased $12.5 million in 1995. This increase is primarily due to increased seismic data gathering activity and higher dry hole costs associated with the increased exploration budget for 1995. These increased expenses were partially offset by lower undeveloped leasehold amortization resulting from a longer life expectancy of the leasehold base.

     Depreciation, depletion and amortization increased $9.4 million from 1995 to 1994, primarily due to higher production volumes.

     In the fourth quarter of 1995, Vastar adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As a result, the Company recognized a non-cash pre-tax charge related to its oil and gas properties of $23.1 million.

     The decrease in interest expense is due to the reduction in long-term debt from $1.05 billion at December 31, 1994, to a balance of $759.4 million at December 31, 1995, partially offset by interest rate increases.

     The tax benefit of $46.4 million during 1995 and the tax provision of $4.3 million in 1994 include $67.0 million and $52.0 million, respectively, of Internal Revenue Code Section 29 tax credits for non-conventional fuels. During 1995, Vastar received a reimbursement of $12.6 million from ARCO for estimated federal income tax payments made in 1994.

RISK MANAGEMENT

     From time to time, the Company uses various hedging arrangements, predominantly natural gas and crude oil price swaps, to manage the Company's exposure to price risk from its natural gas and petroleum liquids production. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices that the Company will receive for the volumes to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Company's exposure to decreases in price associated with the hedged commodity, they can also limit the benefit the Company might otherwise have received from any price increases associated with the hedged commodity.

     Vastar Gas also uses certain financial instruments, such as natural gas price swaps and futures contracts, to manage its fixed-price purchase and sale commitments, as well as to provide fixed-price commitments as a service to its customers and suppliers. Although Vastar Gas generally attempts to balance its fixed-price physical and financial purchase and sales contracts in terms of contract volumes and timing of delivery obligations, net open positions may exist from time to time. Vastar Gas has established specific limits relative to these net open positions and has established internal controls to monitor such positions against established limits. The limits require that Vastar Gas' net open position not exceed the volume of production controlled by the Company. However, to the extent that Vastar Gas has an open position, the Company may be exposed to risk from fluctuating market prices.

     Natural gas spot prices fluctuated between $1.69 per Mcf and $12.50 per Mcf (Henry Hub) and crude oil prices fluctuated between $17.45 per Bbl and $28.10 per Bbl (NYMEX-WTI-at-Cushing) in 1996. The Company realized approximately $37.1 million and $5.6 million of pre-tax losses in 1996 and 1995, respectively, as a result of the various hedging transactions for natural gas and crude oil. Since these transactions were considered to be hedges on production, these losses are included in sales and other operating revenues and are reflected in the average sales price of the particular products.

     As of December 31, 1996, the Company had entered into a series of natural gas swap agreements covering an average of approximately 125 MMcfd of its natural gas production from January 1, 1997 to December 31, 1997, and approximately 150 MMcfd of its natural gas production for the period January 1, 1998 through December 31, 1998. These swap agreements serve as a hedge which secures sales prices averaging approximately $1.92 per Mcf for 1997 and $2.07 per Mcf for 1998. In addition, the Company has entered into various gas price collar agreements covering an average of 133 MMcfd of its January 1, 1997 through March 31, 1997 production and 50 MMcfd of its April 1, 1997 through December 31, 1997 production. These agreements have a floor which will allow the Company to receive no less than an average of $2.37 per Mcf and a ceiling which will allow the Company to receive no more than an average of $2.75 per Mcf on the related first quarter 1997 production and no less than an average of $2.07 per Mcf and no more than an average of $2.33 per Mcf on the related second to fourth quarter 1997 production. The Company has also entered into a series of production-location specific natural gas swaps covering an average of approximately 115 MMcfd of its January 1, 1997 through March 31, 1997 production and 85 MMcfd of its April 1, 1997 through December 31, 1997 production. These swap agreements serve as a hedge which secures sales prices averaging approximately $2.15 per Mcf during the first quarter of 1997 and $1.82 per Mcf during the period April 1, 1977 through December 31, 1997.

     As of December 31, 1996, the Company has entered into oil price collar agreements covering 15 MBbld of its January through June 1997 crude oil production. These agreements have a floor which will allow the Company to receive no less than an average of $20.50 per barrel on the related production and a ceiling which will allow the Company to receive no more than an average of $24.25 per barrel (each on a WTI at Cushing basis).

     Based on forward price quotes from brokers and NYMEX forward prices as of December 31, 1996, the deferred pre-tax loss to the Company for the hedged transactions for 1997 and 1998 would be $28.7 million for natural gas and $0.9 million for crude oil. The actual gains or losses realized by the Company from such hedges may vary significantly from the foregoing amounts due to the fluctuation of prices in the commodity markets.

     Since December 31, 1996, the Company has entered into additional natural gas swap agreements. These agreements cover an average of 25 MMcfd of the Company's San Juan Basin natural gas production for the period April 1, 1997 through October 31, 1997 and an average of 30 MMcfd of the Company's production for the period April 1, 1998 through September 30, 1998. These swap agreements serve to secure an average price of $1.80 per Mcf and $2.18 per Mcf for the 1997 and 1998 periods, respectively.

     Since December 31, 1996, the Company has executed a gas price collar covering 30 MMcfd of its natural gas production for the period April 1, 1998 through October 31, 1998. This agreement secures a price in which the Company will receive no less than $1.95 per Mcf and no more than $2.21 per Mcf for the subject gas during this time period.

LIQUIDITY AND CAPITAL RESOURCES

     During 1996, cash flow from operations was $533.3 million, compared to $463.7 million in 1995. The increase was primarily the result of higher net income, partially offset by increased working capital levels.

     Working capital was $55.4 million at December 31, 1996 and $(6.1) million at December 31, 1995. The increase in working capital was primarily a result of increased account receivables driven by higher prices and volumes in 1996.

     Net cash used in investing activities was $506.7 million in 1996, a 24 percent increase over 1995, primarily as a result of increased property acquisitions. Property acquisitions in 1996 included $35.0 million for the acquisition of additional working interest in the West Cameron 66 field, $25.7 million for deepwater leases and $12.3 million for the purchase of additional property in the Spider and Logansport fields. In addition, exploration and development drilling investment increased due to a 21 percent increase in the number of gross exploration and development wells (including recompletions) drilled.

     Additions to oil and gas properties and equipment (including dry hole costs) in 1996 totaled $522.2 million.

     CAPITAL SPENDING SUMMARY

                                                              FOR THE YEARS ENDED
                                                           --------------------------
                                                            1996      1995      1994
                                                           ------    ------    ------
                                                                   (MILLIONS)
Exploratory drilling.....................................  $138.1    $116.7     $94.6
Development drilling.....................................   202.9     183.9     154.8
Property acquisitions....................................   119.3      69.9      30.9
Other additions..........................................    61.9      43.9      46.3
                                                           ------    ------    ------
          Total additions to property, plant and
            equipment....................................   522.2     414.4     326.6
Seismic..................................................    45.0      27.6       9.3
                                                           ------    ------    ------
          Total capital program..........................  $567.2    $442.0    $335.9
                                                           ======    ======    ======

     The Company's 1997 planned total capital spending program is $585.0 million. Future capital expenditures remain subject to business conditions affecting the industry, particularly changes in prices and demand for natural gas and crude oil. The Company believes it can currently fund the 1997 capital spending program as well as continue current production rates at recent market prices. The Company will continue to monitor prices and evaluate options should prices decline. It is expected that future cash requirements for capital expenditures, dividends and debt payments will come from operating activities, existing cash balances and future financings.

     Cash flow used in financing activities was $10.0 million in 1996, reflecting the payment of cash dividends, partially offset by a slight increase in the Company's long-term debt. In 1995, cash flow used in financing was $319.9 million reflecting the paydown of long-term debt (net of new borrowings) and the payment of dividends.

     In the fourth quarter of 1996, the Company established a $1.1 Billion Commercial Paper Program for the private placement to accredited investors of up to $1.1 billion (outstanding at any one time) of unsecured notes with maturities of up to 270 days from date of issue (the "Notes"). In the Commercial Paper Placement Agency Agreements relating to the program, the Company has agreed to maintain credit lines sufficient to support payment of the Notes. The proceeds from the Commercial Paper Program were used to pay down the debt incurred under the Revolving Credit Facility. At December 31, 1996, the Company had $554.0 million of commercial paper notes outstanding under the program. The effective rate of commercial paper borrowing during 1996 averaged 5.6 percent (6.0 percent at December 31, 1996). At December 31, 1996 the Company had a $1.1 billion line of credit available under the Revolving Credit Facility and no debt outstanding under this facility. The effective rate of this borrowing during 1996 averaged
5.8 percent.

     In the second quarter of 1995, the Company established a $250 million Medium-Term Note Program. In November 1996, the Company issued $75 million of
6.95 percent unsecured Notes, due November 2006. The net proceeds were used to pay down a portion of the debt incurred under the Company's Commercial Paper Program and other general obligations of the Company.

     In February 1997, the Company issued $75 million of 6.96 percent unsecured Notes, due February 2007 pursuant to the Medium-Term Note Program. The net proceeds were used to pay down debt incurred under the Company's Commercial Paper Program and other general obligations of the Company.

     In September 1996, the Company entered into a contract for the major upgrade and operation of a semisubmersible drilling rig for a three-year deep water drilling program in the Gulf of Mexico, commencing late 1997. This contract along with other contracts for support equipment are anticipated to cost approximately $160 million over the term of the contract.

ENVIRONMENTAL MATTERS

     At December 31, 1996, $145.5 million had been accrued for the total estimated cost, net of salvage value, of plugging and abandoning wells, dismantling platforms and facilities as required by contract, regulation or law, and the estimated costs of restoration and reclamation of land associated with such facilities. This accrual for dismantlement and restoration costs includes a component for compliance with environmental laws and regulations. The environmentally related costs included in the dismantlement and restoration accrual are for the abandonment and dismantlement of both onshore and offshore well sites. These costs include the removal of contaminants and the restoration of the site. See Note 8 of Notes to Consolidated Financial Statements.

     During 1996, 1995 and 1994, the Company did not incur any significant charges to income for environmental remediation costs and made no related payments. At December 31, 1996, the Company did not have a separate environmental remediation reserve for Superfund or similar clean-up sites. See
Note 2 of Notes to Consolidated Financial Statements regarding Dismantlement, Restoration and Reclamation Costs.

     On the basis of management's best assessment of the ultimate amount and timing of the contingencies associated with environmental matters, any expenses or judgments related to such matters are not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS
  Report of Independent Accountants.........................    25
  Consolidated Statement of Income for Each of the Three
     Years in the Period Ended December 31, 1996............    26
  Consolidated Balance Sheet as of December 31, 1996 and
     1995...................................................    27
  Consolidated Statement of Cash Flows for Each of the Three
     Years in the Period Ended December 31, 1996............    28
  Consolidated Statement of Stockholders' Equity (Deficit)
     for Each of the Three Years in the Period Ended
     December 31, 1996......................................    29
  Notes to Consolidated Financial Statements................    30
  Supplemental Information -- Oil & Gas Producing Activities
     (Unaudited)............................................    46

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Vastar Resources, Inc.:

     We have audited the accompanying consolidated balance sheet of Vastar Resources, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vastar Resources, Inc. as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for the impairment of long-lived assets in 1995.

                                            /s/ COOPERS & LYBRAND L.L.P.

                                            COOPERS & LYBRAND L.L.P.

Houston, Texas
February 12, 1997

                             VASTAR RESOURCES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1996        1995        1994
                                                              --------    --------    --------
                                                              (MILLIONS OF DOLLARS, EXCEPT PER
                                                                       SHARE AMOUNTS)
REVENUES
Net sales and other operating revenues......................    $945.8      $702.7      $790.3
Other revenues..............................................      20.8        36.8        26.2
                                                                ------      ------      ------
          Net revenues......................................     966.6       739.5       816.5
                                                                ------      ------      ------
EXPENSES
Operating expenses..........................................     136.1       127.9       134.4
Exploration expenses........................................     186.4       151.2       138.7
Selling, general and administrative expenses................      62.0        51.2        55.9
Taxes other than income taxes...............................      41.2        32.7        36.8
Depreciation, depletion and amortization....................     275.9       263.3       230.8
Interest....................................................      52.3        57.0        66.3
                                                                ------      ------      ------
          Total expenses....................................     753.9       683.3       662.9
                                                                ------      ------      ------
Income before income taxes..................................     212.7        56.2       153.6
Income tax provision (benefit)..............................      (7.3)      (46.4)        4.3
                                                                ------      ------      ------
          Net income........................................    $220.0      $102.6      $149.3
                                                                ======      ======      ======
Earned per share............................................    $ 2.26      $ 1.06
                                                                ======      ======

   The accompanying notes are an integral part of the consolidated financial statements.

                             VASTAR RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1996         1995
                                                              ---------    ---------
                                                              (MILLIONS OF DOLLARS)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $   21.9     $    5.3
  Accounts receivable:
     Trade..................................................      470.4        257.7
     Related parties........................................       27.1         27.6
  Inventories...............................................       12.5          9.3
  Prepaid expenses and other................................       74.6         55.7
                                                               --------     --------
          Total current assets..............................      606.5        355.6
Oil and gas properties and equipment, net...................    1,332.6      1,196.3
                                                               --------     --------
          Total assets......................................   $1,939.1     $1,551.9
                                                               ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  469.6     $  292.9
  Accrued liabilities.......................................       81.5         68.8
                                                               --------     --------
          Total current liabilities.........................      551.1        361.7
Long-term debt..............................................      778.4        759.4
Deferred liabilities and credits............................      214.0        220.2
Deferred income taxes.......................................      102.2        108.2
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock, $0.01 par value: authorized, 110,000,000
  shares; issued and outstanding, 97,260,551 shares at
  December 31, 1996 and 97,250,001 at December 31, 1995.....        1.0          1.0
Capital in excess of par value of stock.....................      454.1        453.9
Accumulated deficit.........................................     (161.7)      (352.5)
                                                               --------     --------
          Total stockholders' equity........................      293.4        102.4
                                                               --------     --------
          Total liabilities and stockholders' equity........   $1,939.1     $1,551.9
                                                               ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             VASTAR RESOURCES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  FOR THE YEARS ENDED
                                                                     DECEMBER 31,
                                                              ---------------------------
                                                               1996      1995      1994
                                                              -------   -------   -------
                                                                 (MILLIONS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $ 220.0   $ 102.6   $ 149.3
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation, depletion and amortization..................    275.9     263.3     230.8
  Net change in deferred taxes..............................     (6.0)    (36.8)    (11.8)
  Dry hole expense and undeveloped leasehold amortization...    109.6      96.0      99.7
  Gain on asset sales.......................................    (13.1)     (4.3)     (2.2)
  Net change in accounts receivable, inventories and
     accounts payable.......................................    (38.7)     52.1     (31.2)
  Other.....................................................    (14.4)     (9.2)    (13.3)
                                                              -------   -------   -------
     Net cash provided by operating activities..............    533.3     463.7     421.3
                                                              -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties and equipment, including
  dry hole costs............................................   (522.2)   (414.4)   (326.6)
Proceeds from oil and gas properties and equipment sales....     15.5       9.8       5.1
Other.......................................................       --      (2.5)     (6.9)
                                                              -------   -------   -------
     Net cash used by investing activities..................   (506.7)   (407.1)   (328.4)
                                                              -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock....................................      0.2        --     453.0
Proceeds from long-term debt................................    629.0     159.3        --
Repayment of long-term debt.................................   (610.0)   (450.0)   (200.0)
Dividends...................................................    (29.2)    (29.2)     (7.3)
Special dividends paid to ARCO..............................       --        --    (125.0)
                                                              -------   -------   -------
     Net cash provided (used) by financing activities.......    (10.0)   (319.9)    120.7
                                                              -------   -------   -------
Net increase (decrease) in cash and cash equivalents........     16.6    (263.3)    213.6
Cash and cash equivalents at beginning of year..............      5.3     268.6      55.0
                                                              -------   -------   -------
Cash and cash equivalents at end of year....................  $  21.9   $   5.3   $ 268.6
                                                              =======   =======   =======
Supplemental cash flow information:
  Cash paid for interest....................................  $  50.9   $  56.0   $  63.2
                                                              =======   =======   =======
  Cash paid (received) for income taxes.....................  $  (3.7)  $ (11.1)  $  19.0
                                                              =======   =======   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                             VASTAR RESOURCES, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                   COMMON                 ADDITIONAL
                                                STOCK SHARES    COMMON     PAID-IN      ACCUMULATED
                                                   ISSUED       STOCK      CAPITAL        DEFICIT
                                                ------------    ------    ----------    -----------
                                                                       (MILLIONS OF DOLLARS)
Balance, December 31, 1993....................          100      $ --       $   --        $(497.1)
  Retroactive effect of stock split, May
     1994.....................................   79,999,901       0.8           --           (0.8)
  Dividend to ARCO, paid June 1994............           --        --           --          (70.0)
  Initial public offering, July 5, 1994.......   17,250,000       0.2        452.8             --
  Stock option plans..........................           --        --          1.1             --
  Cash dividends declared ($0.075 per
     share)...................................           --        --           --           (7.3)
  Net income..................................           --        --           --          149.3
                                                 ----------      ----       ------        -------
Balance, December 31, 1994....................   97,250,001       1.0        453.9         (425.9)
  Cash dividends declared ($0.30 per share)...           --        --           --          (29.2)
  Net income..................................           --        --           --          102.6
                                                 ----------      ----       ------        -------
Balance, December 31, 1995....................   97,250,001       1.0        453.9         (352.5)
  Exercise of stock options...................       10,550        --          0.2             --
  Cash dividends declared ($0.30 per share)...           --        --           --          (29.2)
  Net income..................................           --        --           --          220.0
                                                 ----------      ----       ------        -------
Balance, December 31, 1996....................   97,260,551      $1.0       $454.1        $(161.7)
                                                 ==========      ====       ======        =======

   The accompanying notes are an integral part of the consolidated financial statements.

                             VASTAR RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FORMATION OF THE COMPANY AND BASIS OF PRESENTATION

     Vastar Resources, Inc. ("Vastar" or the "Company") is one of the largest independent (non-integrated) oil and gas companies in the United States. The Company is engaged in the exploration, development, production and marketing of natural gas, crude oil and natural gas liquids. The Company's four principal producing areas are offshore in the Gulf of Mexico, the Gulf Coast (south Texas, southeast Texas and south Louisiana), the San Juan/Rockies (northwest New Mexico, southwest Colorado and Wyoming) and the Mid-Continent (northeast Texas, Oklahoma, northern Louisiana, Arkansas and Kansas). Vastar markets energy products in the lower 48 states.

     Effective October 1, 1993, Atlantic Richfield Company ("ARCO") conveyed beneficial title to certain producing properties located in the Gulf of Mexico, Texas, Louisiana, Oklahoma, Kansas, New Mexico, Colorado and Arkansas, together with certain developed and undeveloped acreage (collectively, the "Properties") to Vastar, its wholly-owned subsidiary, at the time of the conveyance. ARCO also conveyed to the Company all of the outstanding stock of each of the following subsidiaries of ARCO: Vastar Gas Marketing, Inc. (formerly ARCO Natural Gas Marketing, Inc.), F&H Pipeline Company, Grant Gathering Company and Wilburton Hub, Inc. For financial reporting purposes, the Properties and the capital stock of the subsidiaries were recorded at ARCO's historical cost. On December 7, 1993, Vastar borrowed $1.25 billion from a group of banks and paid a special dividend to ARCO in the same amount. In the second quarter of 1994, the Company paid $125 million in additional special cash dividends to ARCO.

     ARCO owns 80,000,001 shares (82.3 percent) of the outstanding common stock of the Company, and as of May 19, 1994, the Company and ARCO entered into an agreement granting ARCO certain rights as a stockholder of the Company. In order to allow ARCO to continue to include the Company as part of its "affiliated group" for federal income tax purposes, ARCO has been granted, pursuant to such agreement, the cumulative, continuing right to purchase from the Company at the then-current market price, such number of shares of common stock or preferred stock, or both, as may be necessary to preserve that status.

     On July 5, 1994, the Company completed an initial public offering (the "Offering") of 17,250,000 shares (17.7 percent of its outstanding common stock after the Offering) of its common stock. The Company received proceeds of approximately $453 million for such shares, net of the underwriting discount of approximately $26 million and expenses of $4 million.

     The accompanying financial statements include revenues and expenses attributable to the accounts of Vastar and its majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

     In addition, they include the allocation from ARCO of direct and indirect corporate administrative costs attributable to Vastar prior to the Offering. The methods by which such amounts are attributed and allocated are deemed reasonable by management.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash Equivalents

     Cash equivalents consist of highly liquid investments, such as time deposits, certificates of deposit and marketable securities other than equity securities with original maturities of three months or less. Cash equivalents are stated at cost, which approximates market value.

  Oil and Gas Properties

     Oil and gas properties are accounted for using the successful efforts method. Under this method, all development costs and acquisition costs of proved properties are capitalized and amortized on a units-of-production basis over the remaining life of proved developed reserves and proved reserves, respectively. Costs of drilling exploratory wells are initially capitalized, but charged to expense if and when a well is determined to

                             VASTAR RESOURCES, INC.

be unsuccessful. Oil and gas unproved property costs are capitalized and amortized on a composite basis, considering past success experience and average property life.

     Effective October 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). Prior to the adoption of SFAS No. 121, the total amount of unamortized capitalized cost was limited to the aggregated undiscounted value of future net revenues, based on current prices and cost. SFAS No. 121 requires that long-lived assets held and used by a company, including oil and gas properties accounted for under the successful efforts method of accounting, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determines whether an impairment has occurred by estimating the undiscounted expected future net cash flows of its oil and gas properties at a field level and compares such cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. For those oil and gas properties for which the carrying amount exceeds the undiscounted estimated future cash flows, an impairment is determined to exist. The carrying amount of such properties is adjusted to their estimated net fair value based on relevant market information or discounted cash flows. The Company recognized a non-cash charge of $9.4 million and $23.1 million related to the impairment oil and gas properties during 1996 and 1995, respectively, which is included depreciation, depletion and amortization expense.

     Costs of retired, sold or abandoned properties that constitute a part of an amortization base are charged or credited, net of proceeds, to the accumulated depreciation, depletion and amortization reserve. Gains or losses from the disposal of other properties are recognized currently. Expenditures for maintenance, repairs and minor renewals necessary to maintain properties in operating condition are expensed as incurred. Major replacements and renewals are capitalized. All properties are stated at cost.

  Inventories

     Inventories are comprised principally of materials and supplies, and are stated at the lower of cost (determined on an average basis) or market. Product inventories are stated at the lower of current market value or cost and represent approximately 30 percent of total year-end inventory. Cost is determined under the last-in, first-out (LIFO) method.

  Dismantlement, Restoration and Reclamation Costs

     The estimated costs, net of salvage value, of dismantling facilities or projects with limited lives or facilities that are required to be dismantled by contract, regulation or law, and the estimated costs of restoration and reclamation of land associated with such projects, are accrued on a unit-of-production basis during operations and classified as a deferred liability. Such costs are included in depreciation, depletion and amortization charges in the current period.

     In October 1996, the Accounting Standards Executive Committee issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-1"). The provisions of SOP 96-1 must be adopted for fiscal years beginning after December 15, 1996. The provisions include standards affecting the measurement, recognition and disclosure of environmental remediation liabilities. The Company has not yet completed evaluating the impact, if any, of the provisions of SOP 96-1.

  Income Taxes

     Vastar's results of operations are included in the consolidated U.S. federal income tax return of ARCO. Federal and state income tax expense is computed on a stand-alone basis pursuant to a tax sharing agreement with ARCO. The agreement allows Vastar to recognize the tax benefits related to certain tax credits (non-conventional fuels and enhanced oil recovery credits) that have been utilized by ARCO in the consolidated

                             VASTAR RESOURCES, INC.

return, even when such credits would not otherwise be currently utilized by Vastar on a stand-alone basis. This agreement limits the amount of tax credits Vastar may use to reduce its current federal income tax liability. Under certain conditions, Vastar may reduce its tax liability to less than zero and receive a refund from ARCO. Subject to certain limitations, tax credits generated in excess of this amount are carried forward and used to reduce Vastar's current federal tax liability in subsequent years in which the Company and ARCO join in filing a consolidated federal income tax return. Such tax credits carried forward, which have no expiration date, are reflected as deferred tax assets and are a component of Vastar's net deferred tax liability as of December 31, 1996 and 1995. Under the current agreement, these credits carried forward would not be realizable by Vastar if ARCO and Vastar were to deconsolidate for tax purposes. (See Note 9 and Note 18.)

     State tax expense is computed using the applicable average tax rates for both unitary and nonunitary state filings. State franchise taxes are also calculated on a stand-alone basis.

  Revenue Recognition

     Revenue is normally recognized from jointly-owned properties as oil and gas is produced and sold for Vastar's account. An overlift (i.e., when Vastar sells gas in excess of its entitlement) is recorded as a liability if it is significant in quantity and the remaining underground reserves are not sufficient to satisfy the deficiency. Underlifts (i.e., when Vastar sells less gas than its entitlement) are recorded only when contracts specify that lifting imbalances be settled in cash. Overlifts and underlifts to be settled in cash are recorded as adjustments to revenue. The recorded lifting imbalances at December 31, 1996 and 1995, were insignificant.

  Hedging and Related Activities

     The Company enters into natural gas and crude oil price swap agreements in order to manage price risk and such agreements are accounted for as hedges. Gains and losses resulting from these transactions are deferred and included in other assets or accrued liabilities, as appropriate, until realized in the Company's Consolidated Statement of Income as the physical production required by the contracts is delivered. Realized hedging gains and losses are included in net sales and other operating revenues.

     The Company enters into interest rate swaps primarily as a hedge against interest exposure on variable rate debt. The differences to be paid or received on swaps designated as hedges are included in interest expense as the payments are made or received.

  Stock-based Compensation

     Employee stock options are accounted for under the intrinsic-value-based method prescribed by Accounting Principles Board Opinion No. 25.

  Concentration of Credit Risk

     The Company performs ongoing credit evaluations of its customers and generally does not require collateral on its credit sales. Any amounts anticipated as uncollectible are charged to income and credited to a valuation account. The amounts included in the allowance for uncollectible accounts at December 31, 1996, 1995 and 1994 were insignificant.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             VASTAR RESOURCES, INC.

  Reclassifications

     Certain previously reported amounts have been restated to conform to classifications adopted in 1996.

3. NET SALES AND OTHER OPERATING REVENUES

     Net sales and other operating revenues were as follows for the years ended December 31:

                                                       1996         1995         1994
                                                     ---------    ---------    --------
                                                           (MILLIONS OF DOLLARS)
Sales and other operating revenues:
  Unrelated parties(1).............................  $ 3,111.3    $ 1,636.1    $1,385.6
  Related parties(2)...............................      270.5        357.3       274.3
                                                     ---------    ---------    --------
          Total....................................    3,381.8      1,993.4     1,659.9
Less:
  Purchases(1)(3)..................................   (2,372.6)    (1,246.4)     (833.5)
  Delivery expense.................................      (63.4)       (44.3)      (36.1)
                                                     ---------    ---------    --------
Net sales and other operating revenues.............  $   945.8    $   702.7    $  790.3
                                                     =========    =========    ========

---------------

(1) Includes NGLs sales and purchase volumes related to NGLs marketing activities which began in the second quarter of 1996. Includes crude oil sales and purchase volumes related to crude oil marketing activities, which began in the first quarter of 1995.

(2) Average lifting costs associated with these sales were $102.3 million, $160.3 million and $136.4 million in 1996, 1995 and 1994, respectively.

(3) Includes purchases from related parties at a cost of $23.8 million, $46.4 million and $43.0 million in 1996, 1995 and 1994, respectively.

4. RELATED PARTY TRANSACTIONS AND COST ALLOCATIONS

     Effective October 1, 1993, the Company and ARCO (including ARCO subsidiaries) entered into a series of agreements which, among other things, included natural gas and crude oil purchase and sale agreements, an accounting and land administration services agreement, a technical services agreement and a corporate services agreement. These agreements were developed in connection with the establishment of the Company by ARCO, and, therefore, were not the result of arm's-length negotiations between independent parties.

     The purchase and sale agreements include the sales of substantially all of ARCO's lower 48 proprietary natural gas production from its ARCO Permian Unit to the Company and the sales of substantially all of Vastar's proprietary crude oil and NGLs to ARCO at agreed-upon prices approximating current market values. The contract relating to natural gas terminated as of April 1, 1995. The contract relating to crude oil terminated as of January 1, 1995, when the Company began to directly market its crude oil. However, Vastar has continued to market crude oil to ARCO on a month-to-month basis at agreed-upon prices approximating current market values. The contract relating to NGLs terminated as of March 31, 1996, when the Company began to directly market its NGLs. However, Vastar has continued to market NGLs to ARCO on a month-to-month basis at agreed-upon prices approximating current market values. The accounting and land administration services agreement included accounting, internal control, royalty administration, land administration and the computer services associated with these activities. This agreement terminated as of January 1, 1995. The technical services agreement includes a variety of oil and gas technical services and information technology services. The provisions for information technology under this agreement terminated on October 31, 1995, while the remaining portion of the agreement is for an indefinite term. Under the corporate services agreement, ARCO provides the Company various financial, legal, insurance, internal audit and other

                             VASTAR RESOURCES, INC.

administrative services and the Company provides ARCO with certain financial and other services as agreed. This agreement provides for an indefinite term. Charges under each of these service agreements are determined based on usage or other methods that management believes to be reasonable.

     An analysis of net settlements for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                           1996      1995      1994
                                          ------    ------    ------
                                            (MILLIONS OF DOLLARS)
Sales to ARCO and affiliates............  $270.5    $357.3    $274.3
Purchases from ARCO.....................   (23.8)    (46.4)    (43.0)
Administrative fees (allocations).......   (14.1)    (14.9)    (16.0)
Tax settlements.........................     4.8      11.7     (19.3)
                                          ------    ------    ------
          Net received..................  $237.4    $307.7    $196.0
                                          ======    ======    ======

5. OIL AND GAS PROPERTIES AND EQUIPMENT

     Oil and gas properties and equipment, at cost, and related accumulated depreciation, depletion and amortization were as follows at December 31:

                                            1996        1995
                                          --------    --------
                                              (MILLIONS OF
                                                DOLLARS)
Proved properties.......................  $4,320.8    $3,963.3
Unproved properties.....................     151.7       104.0
General plant...........................     177.5       165.6
                                          --------    --------
          Total oil and gas properties
            and equipment...............   4,650.0     4,232.9
Less accumulated depreciation, depletion
  and amortization......................   3,317.4     3,036.6
                                          --------    --------
          Net...........................  $1,332.6    $1,196.3
                                          ========    ========

     Expenses for maintenance and repairs were $35.9 million, $30.8 million and $31.0 million for the years ended December 31, 1996, 1995 and 1994, respectively.

6. ACCRUED LIABILITIES

     Accrued liabilities were as follows at December 31:

                                          1996       1995
                                          -----      -----
                                            (MILLIONS OF
                                              DOLLARS)
Hedging payable.........................  $29.6      $29.1
Property and production taxes...........   13.4        8.6
Unrealized hedging gains................    8.7        7.0
Payroll liabilities.....................    7.5        7.6
Interest................................    8.0        7.1
Other...................................   14.3        9.4
                                          -----      -----
          Total.........................  $81.5      $68.8
                                          =====      =====

                             VASTAR RESOURCES, INC.

7. LONG-TERM DEBT

     Long-term debt at December 31, 1996 and 1995 comprised the following:

                                           1996      1995
                                          ------    ------
                                            (MILLIONS OF
                                              DOLLARS)
8.75% Notes, due in 2005................  $149.4    $149.4
6.95% Notes, due in 2006................    75.0        --
Commercial Paper........................   554.0        --
Variable-rate revolving credit
  agreement.............................      --     610.0
                                          ------    ------
          Total.........................  $778.4    $759.4
                                          ======    ======

     In December 1993, Vastar borrowed $1.25 billion under an unsecured, revolving credit agreement. The facility was renegotiated in the second quarter of 1995 and again in the first quarter of 1996. As of December 31, 1996, commitments under this facility, as amended to date, totaled $1.1 billion and the commitment expires March 29, 2001. The effective rate of this borrowing during 1996 averaged 5.8 percent. The agreement contains certain covenants, the most restrictive of which (i) require Vastar to maintain minimum levels of tangible stockholders' equity and maintain certain financial ratios and (ii) restrict the Company's ability to encumber its assets. At December 31, 1996, the Company had a $1.1 billion line of credit available under the revolving credit facility and no debt outstanding under this facility.

     On November 14, 1994, the Company filed a registration statement with the Securities and Exchange Commission covering the issuance of up to $500 million of debt securities. These securities may be offered from time to time on terms to be determined at the time of the sale. As of December 31, 1995, $150 million
8.75 percent unsecured notes, due in 2005, had been issued pursuant to this registration statement. In the second quarter of 1995, the Company established a $250 Million Medium-Term Note Program pursuant to this registration statement. In November 1996, the Company issued $75 million of 6.95 percent unsecured Notes, due November 2006, pursuant to the Medium-Term Note Program. The net proceeds were used to pay down a portion of the debt incurred under the Company's Commercial Paper Program and general obligations of the Company. In February 1997, the Company issued $75 million of 6.96 percent unsecured Notes, due February 2007 pursuant to the Medium-Term Note Program. The net proceeds were used to pay down debt incurred under the Company's Commercial Paper Program.

     In October 1996, the Company established a $1.1 Billion Commercial Paper Program for the private placement to accredited investors of up to $1.1 billion (outstanding at any one time) of unsecured notes with maturities of up to 270 days from the date of issue (the "Notes"). In the Commercial Paper Placement Agency Agreements relating to the program, the Company has agreed to maintain credit lines sufficient to support payment of the Notes. The proceeds from the Commercial Paper Program were used to pay down the debt incurred under the Revolving Credit Facility. At December 31, 1996, the Company had $554.0 million of commercial paper notes outstanding under the program. The effective rate of commercial paper borrowing during 1996 averaged 5.6 percent (6.0 percent at December 31, 1996).

     The estimated fair value of total long-term debt at December 31, 1996 and 1995 was $792.9 million and $783.6 million, respectively. The fair value of Vastar's long-term debt was based on quoted market prices.

     Vastar periodically enters into interest rate swap agreements with the objective of managing interest rate risk by converting the interest rate on variable rate debt to a fixed rate. As of December 31, 1996, Vastar had no outstanding interest rate swaps. The financial impact of the swaps settled in 1996 was immaterial.

                             VASTAR RESOURCES, INC.

8. DEFERRED LIABILITIES AND CREDITS

     Deferred liabilities and credits were as follows at December 31:

                                            1996         1995
                                          ---------    ---------
                                          (MILLIONS OF DOLLARS)
Dismantlement and restoration...........     $145.5       $153.0
Pension and postretirement benefits.....       18.9         15.0
Self insurance..........................       12.5         12.5
Severance, sales and use taxes..........       11.9         12.1
Other...................................       25.2         27.6
                                             ------       ------
          Total.........................     $214.0       $220.2
                                             ======       ======

     The Company accrues amounts for the dismantling of facilities and plugging and abandonment of wells on a unit-of-production basis. The Company accrued expenses of approximately $2.0 million, $8.7 million and $20.1 million and paid approximately $10.1 million, $7.7 million and $9.5 million in costs in 1996, 1995 and 1994, respectively, to plug and abandon wells, dismantle fields, facilities or projects and restore, reclaim and rehabilitate the land associated with those projects.

9. TAXES

     The components of the income tax provision (benefit) were comprised of the following for the years ended December 31:

                                           1996      1995      1994
                                          ------    ------    ------
                                            (MILLIONS OF DOLLARS)
Federal:
  Current...............................  $ (3.7)   $ (7.6)   $ 13.5
  Deferred..............................    (7.3)    (40.6)    (14.6)
                                          ------    ------    ------
          Total federal.................   (11.0)    (48.2)     (1.1)
                                          ------    ------    ------
State:
  Current...............................     2.4      (2.0)      4.0
  Deferred..............................     1.3       3.8       1.4
                                          ------    ------    ------
          Total state...................     3.7       1.8       5.4
                                          ------    ------    ------
Income tax provision (benefit)..........  $ (7.3)   $(46.4)   $  4.3
                                          ======    ======    ======

     Reconciliation of income tax expense with tax at the federal statutory rate is as follows for the years ended December 31:

                                           1996      1995      1994
                                          ------    ------    ------
                                            (MILLIONS OF DOLLARS)
Income before income taxes..............  $212.7    $ 56.2    $153.6
                                          ======    ======    ======
Tax at statutory rate...................    74.4      19.7      53.8
Increase (reduction) in taxes resulting
  from:
  State income taxes (net of federal
     effect)............................     2.5       1.3       3.5
  Tax credits and other.................   (84.2)    (67.4)    (53.0)
                                          ------    ------    ------
Income tax provision (benefit)..........  $ (7.3)   $(46.4)   $  4.3
                                          ======    ======    ======

                             VASTAR RESOURCES, INC.

     The major components of the net deferred tax liability at December 31, 1996 and 1995, were as follows:

                                            1996         1995
                                          ---------    ---------
                                          (MILLIONS OF DOLLARS)
Depreciation, depletion and
  amortization..........................     $239.1       $236.4
Other...................................         --           --
                                             ------       ------
          Total deferred tax
            liabilities.................      239.1        236.4
                                             ------       ------
Tax credits carried forward (1).........       68.6         58.3
Dismantlement and restoration...........       48.9         51.5
Self insurance..........................        4.4          4.4
Pension and postretirement benefits.....        6.4          5.3
Other...................................        8.6          8.7
                                             ------       ------
          Total deferred tax assets.....      136.9        128.2
                                             ------       ------
          Net deferred income tax
            liability...................     $102.2       $108.2
                                             ======       ======

---------------

     (1) See Note 18 relating to an amendment of the Tax Sharing Agreement.

     Taxes other than income taxes were comprised of the following for the years ended December 31:

                                                              1996     1995     1994
                                                              -----    -----    -----
                                                               (MILLIONS OF DOLLARS)
Production/severance........................................  $26.6    $16.6    $20.6
Property....................................................    9.7     10.5     11.1
Payroll and other...........................................    4.9      5.6      5.1
                                                              -----    -----    -----
          Total.............................................  $41.2    $32.7    $36.8
                                                              =====    =====    =====

10. STOCKHOLDERS' EQUITY

  Stock Split

     On May 19, 1994, the Company filed its Restated Certificate of Incorporation, which authorized the issuance of 100,000,000 shares of Common Stock. The Company declared an 800,000.01-for-one stock split of the Company's Common Stock in the form of a stock dividend payable on May 19, 1994, to ARCO. The par value was changed from $100 per share to $0.01 per share. The stock split resulted in the issuance of 79,999,901 additional shares of Common Stock. The issuance resulted in an increase of $790,000 in the stockholders' deficit and the Common Stock, representing the par value of the shares issued.

  Additional Shares of Common Stock Authorized

     At the Annual Meeting of Stockholders held on May 15, 1996, stockholders voted to amend the Company's Restated Certificate of Incorporation to authorize an additional 10 million shares of Common Stock. After adoption of the amendment, the Company had 110 million shares of Common Stock authorized to be issued, of which 97,260,551 shares were issued and outstanding as of December 31, 1996.

  Dividends

     As of December 31, 1993, the Company accrued an additional dividend of $55 million, which was paid to ARCO in equal increments on April 18, 1994 and May 16, 1994. On March 31, 1994, the Company accrued a dividend of $70 million, which was paid to ARCO on June 1, 1994.

     During 1996 and 1995, the Company paid quarterly cash dividends on its Common Stock of $.075 per share totaling $0.30 per share, or $29.2 million, each year.

                             VASTAR RESOURCES, INC.

11. COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries are involved in a number of lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company believes that any ultimate liability resulting from any of these suits will not have a material adverse effect on its financial position or results of operations.

     The operations and financial position of Vastar continue to be affected from time to time in varying degrees by domestic and foreign political developments as well as legislation and regulations pertaining to restrictions on oil and gas production, imports and exports, natural gas regulation, tax increases, environmental regulations and cancellation of contract rights. Both the likelihood of such occurrences and their overall effect on the Company vary greatly and are not predictable. These uncertainties are part of a number of items that Vastar has taken and will continue to take into account in periodically establishing accounting reserves.

     Vastar and ARCO have agreements whereby Vastar has agreed to indemnify ARCO against certain claims or liabilities to which ARCO could be subject relating to ARCO's historical ownership and operation of the Properties, including liabilities under laws relating to the protection of the environment and the workplace and liabilities arising out of certain litigation. ARCO has agreed to indemnify Vastar with respect to other claims and liabilities and other litigation matters not related to Vastar's business or properties as reflected in its consolidated financial statements.

     In September 1996, the Company entered into a contract with Diamond Offshore Drilling Company for the major upgrade and operation of a semisubmersible drilling rig for a three-year deepwater drilling program in the Gulf of Mexico, commencing late 1997. Before any reimbursement from potential partners, costs incurred with respect to this contract along with other contracts for committed support equipment are expected to be $12.3 million, $54.0 million, $54.0 million and $41.7 million for the years 1997, 1998, 1999 and 2000, respectively.

12. EXPLORATION EXPENSE

     Exploration expense for the years ended December 31, 1996, 1995 and 1994, was as follows:

                                                            1996      1995      1994
                                                           ------    ------    ------
                                                             (MILLIONS OF DOLLARS)
Dry hole costs...........................................  $ 82.6    $ 69.0    $ 61.9
Geological and geophysical...............................    45.0      27.6       9.3
Undeveloped leasehold amortization.......................    27.0      27.0      37.8
Staff....................................................    25.9      24.2      26.5
Lease rentals............................................     5.9       3.4       3.2
                                                           ------    ------    ------
          Total..........................................  $186.4    $151.2    $138.7
                                                           ======    ======    ======

13. EARNED PER SHARE

     Earned per share is computed based on the average number of common shares outstanding during the period, which was 97,255,970 for the year ended December 31, 1996 and 97,250,001 for the year ended December 31, 1995. Earned per share amounts have been omitted from the consolidated statement of income for the year ended December 31, 1994 because Vastar was a wholly-owned subsidiary of ARCO until June 27, 1994. The dilutive effect of common stock equivalents was not material. See Notes 1 and 17.

                             VASTAR RESOURCES, INC.

14. RETIREMENT PLANS

     Essentially all employees are covered by defined benefit pension plans sponsored by Vastar. The benefits are based on years of service and the employee's compensation, primarily during the last three years of service. Vastar's funding policy is to make annual contributions as required by applicable regulations. Vastar accrues pension costs based on an actuarial valuation for each plan, and funds qualified benefit plans through contributions to trust funds kept apart from Vastar funds. Nonqualified benefit plans are not funded.

     The following table sets forth the plans' funded status and the amounts recognized in Vastar's balance sheet at December 31:

                                                                ASSETS       ACCUMULATED
                                                                EXCEED        BENEFITS
                                                              ACCUMULATED      EXCEED
                                                               BENEFITS        ASSETS
                                                              -----------    -----------
                                                                (MILLIONS OF DOLLARS)
1996
Actuarial present value of benefit obligations:
  Vested benefit obligation.................................     $30.7          $ 1.6
                                                                 =====          =====
  Accumulated benefit obligation............................     $33.2          $ 1.6
                                                                 =====          =====
  Projected benefit obligation..............................     $55.4          $(5.4)
Plan assets at fair value, primarily stocks and bonds.......      57.2             --
                                                                 -----          -----
Projected benefit obligation less than (in excess of) plan
  assets....................................................       1.8           (5.4)
Unrecognized net gain (loss)................................      (1.2)           2.8
Prior service cost not yet recognized in net periodic
  pension cost..............................................       2.4            0.2
Remaining unrecognized asset from January 1, 1986...........      (5.4)            --
                                                                 -----          -----
Pension liability recognized in the consolidated balance
  sheet.....................................................     $(2.4)         $(2.4)
                                                                 =====          =====
1995
Actuarial present value of benefit obligations:
  Vested benefit obligation.................................     $26.2          $ 0.9
                                                                 =====          =====
  Accumulated benefit obligation............................     $28.7          $ 0.9
                                                                 =====          =====
  Projected benefit obligation..............................     $49.8          $ 4.6
Plan assets at fair value, primarily stocks and bonds.......      48.9             --
                                                                 -----          -----
Projected benefit obligation in excess of plan assets.......      (0.9)          (4.6)
Unrecognized net loss.......................................       3.1            2.8
Prior service cost not yet recognized in net periodic
  pension cost..............................................       2.6            0.3
Remaining unrecognized asset from January 1, 1986...........      (5.8)            --
                                                                 -----          -----
Pension liability recognized in the consolidated balance
  sheet.....................................................     $(1.0)         $(1.5)
                                                                 =====          =====

     Components of net pension cost for Vastar are as follows for the years ended December 31:

                                                              1996     1995     1994
                                                              -----    -----    -----
                                                               (MILLIONS OF DOLLARS)
Service cost -- benefits earned during the period...........  $ 4.0    $ 2.9    $ 3.4
Interest cost on projected benefit obligation...............    3.9      3.1      3.2
Actual return on plan assets................................   (8.9)    (9.4)    (0.6)
Net amortization and deferral...............................    4.0      5.3     (3.5)
                                                              -----    -----    -----
          Net pension cost..................................  $ 3.0    $ 1.9    $ 2.5
                                                              =====    =====    =====

                             VASTAR RESOURCES, INC.

     The assumptions used in determining the pension costs and pension liability shown above were as follows at December 31:

                                                             1996     1995     1994
                                                             -----    -----    -----
Discount rate..............................................  7.30%    7.25%    8.25%
Rate of salary progression.................................   5.0%     5.0%     5.0%
Long-term rate of return on assets.........................  10.5%    10.5%    10.5%

15. POSTRETIREMENT BENEFITS

     Vastar sponsors defined postretirement benefit plans to provide postretirement benefits other than pensions to substantially all employees who retire with Vastar having rendered the required years of service, along with their spouses and eligible dependents. Health care benefits are provided primarily through comprehensive indemnity plans. Currently, Vastar pays approximately 80 percent of the cost of such plans, but generally has the right to modify the plans at any time. Life insurance benefits are based primarily on the employee's final compensation and are also partially paid for by retiree contributions, which vary based on coverage chosen by the retiree. Vastar's current policy is to fund the cost of postretirement health care and life insurance plans on a pay-as-you-go basis.

     The following table sets forth Vastar's other postretirement benefit liability as of December 31:

                                                            HEALTH      LIFE
                                                             CARE     INSURANCE    TOTAL
                                                            ------    ---------    -----
                                                               (MILLIONS OF DOLLARS)
1996
Accumulated postretirement benefit obligation:
  Retirees................................................  $ 0.6       $0.1       $ 0.7
  Employees fully eligible................................    0.9        0.2         1.1
  Other active participants...............................    8.9        1.9        10.8
                                                            -----       ----       -----
          Total...........................................   10.4        2.2        12.6
Unrecognized gain.........................................    1.0        0.5         1.5
                                                            -----       ----       -----
Accrued postretirement benefit obligation recognized in
  the consolidated balance sheet..........................  $11.4       $2.7       $14.1
                                                            =====       ====       =====
1995
Accumulated postretirement benefit obligation:
  Retirees................................................  $  --       $ --       $  --
  Employees fully eligible................................    0.7        0.2         0.9
  Other active participants...............................    7.9        1.7         9.6
                                                            -----       ----       -----
          Total...........................................    8.6        1.9        10.5
Unrecognized gain.........................................    1.5        0.5         2.0
                                                            -----       ----       -----
Accrued postretirement benefit obligation recognized in
  the consolidated balance sheet..........................  $10.1       $2.4       $12.5
                                                            =====       ====       =====

                             VASTAR RESOURCES, INC.

     Net annual postretirement benefit costs for each of the years ended December 31, 1996, 1995 and 1994 included the following components:

                                                            HEALTH      LIFE
                                                             CARE     INSURANCE    TOTAL
                                                            ------    ---------    -----
                                                               (MILLIONS OF DOLLARS)
1996
Service cost -- benefits earned during the period.........  $ 0.7       $0.2       $ 0.9
Interest cost on accumulated postretirement benefit
  obligation..............................................    0.7        0.1         0.8
                                                            -----       ----       -----
Net postretirement benefit cost...........................  $ 1.4       $0.3       $ 1.7
                                                            =====       ====       =====
1995
Service cost -- benefits earned during the period.........  $ 0.5       $0.1       $ 0.6
Interest cost on accumulated postretirement benefit
  obligation..............................................    0.5        0.1         0.6
Net amortization..........................................   (0.2)        --        (0.2)
                                                            -----       ----       -----
Net postretirement benefit cost...........................  $ 0.8       $0.2       $ 1.0
                                                            =====       ====       =====
1994
Service cost -- benefits earned during the period.........  $ 0.9       $0.2       $ 1.1
Interest cost on accumulated postretirement benefit
  obligation..............................................    0.7        0.1         0.8
Net amortization..........................................    0.1         --         0.1
                                                            -----       ----       -----
Net postretirement benefit cost...........................  $ 1.7       $0.3       $ 2.0
                                                            =====       ====       =====

     The significant assumptions used in determining postretirement benefit cost and the accumulated postretirement benefit obligation were as follows at December 31:

                                                             1996     1995     1994
                                                             -----    -----    -----
Discount rate..............................................  7.25%    7.25%    8.25%
Rate of salary progression.................................   5.0%     5.0%     5.0%

     The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care trend rate) for the health plans is nine percent for 1995 and 1996, seven percent for 1997 to 2001 and five percent thereafter. The assumed trend rate was ten percent for the years 1994 to 1996; eight percent for 1997 to 2001; and six percent thereafter. The effect of a one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1996 by approximately $2.7 million, and the aggregate of the service and interest cost components of net annual postretirement benefit cost by less than $0.4 million.

16. FINANCIAL INSTRUMENTS

     The Company uses various hedging arrangements, predominantly natural gas and crude oil price swaps, to manage the exposure to price risk on future natural gas and crude oil transactions.

     The fair value of hedging instruments and derivatives was estimated by obtaining price quotes from brokers. Fair value of these instruments at December 31, 1996 and 1995, approximated carrying value.

     As of December 31, 1996, the Company had entered into a series of natural gas swap agreements covering an average of approximately 125 MMcfd of its natural gas production from January 1, 1997 to December 31, 1997, and approximately 150 MMcfd of its natural gas production for the period January 1, 1998 through December 31, 1998. These swap agreements serve as a hedge which secures sales prices averaging approximately $1.92 per Mcf for 1997 and $2.07 per Mcf for 1998. In addition, the Company has entered into various gas price collar agreements covering an average of 133 MMcfd of its January 1, 1997

                             VASTAR RESOURCES, INC.

through March 31, 1997 production and 50 MMcfd of its April 1, 1997 through December 31, 1997 production. These agreements have a floor which will allow the Company to receive no less than an average of $2.37 per Mcf and a ceiling which will allow the Company to receive no more than an average of $2.75 per Mcf on the related first quarter 1997 production and no less than an average of $2.07 per Mcf and no more than an average of $2.33 per Mcf on the related second to fourth quarter 1997 production. The Company has also entered into a series of production-location specific natural gas swaps covering an average of approximately 115 MMcfd of its January 1, 1997 through March 31, 1997 natural gas production and 85 MMcfd of its April 1, 1997 through December 31, 1997 natural gas production. These swap agreements serve as a hedge which secures sales prices averaging approximately $2.15 per Mcf during the first quarter 1997 and $1.82 per Mcf during the period April 1, 1977 through December 31, 1997.

     As of December 31, 1996, the Company has entered into oil price collar agreements covering 15 MBbld of its January through June 1997 crude oil production. These agreements have a floor which will allow the Company to receive no less than an average of $20.50 per barrel on the related production and a ceiling which will allow the Company to receive no more than an average of $24.25 per barrel (each on a WTI at Cushing basis).

     Based on the forward price quotes from brokers and NYMEX forward prices as of December 31, 1996, the loss to the company for the two years 1997 and 1998 would be $28.7 million for its natural gas hedges and $0.9 million for its crude oil hedges. The actual gains or losses realized by the Company from such hedges may vary significantly from the foregoing amounts due to the volatility of the commodity markets.

     Since December 31, 1996, the Company has entered into additional natural gas swap agreements. These agreements cover an average of 25 MMcfd of its San Juan Basin natural gas production for the period April 1, 1997 through October 31, 1997 and an average of 30 MMcfd of the Company's production for the period April 1, 1998 through September 30, 1998. These swap agreements serve to secure an average price of $1.80 per Mcf and $2.18 per Mcf for the 1997 and 1998 periods, respectively.

     Also since December 31, 1996, the Company has executed a gas price collar covering 30 MMcfd of its natural gas production for the period April 1, 1998 through October 31, 1998. This agreement secures a price in which the Company will receive no less than $1.95 per Mcf and no more than $2.21 per Mcf for the subject gas during this time period.

     The counterparties to these transactions are principally major financial institutions and major oil and gas and other industrial companies; Vastar does not anticipate nonperformance by the counterparties. The Company monitors the credit worthiness of the counterparties.

     During 1995, the Company entered into a series of commodity swaps covering an average of 290 MMcfd of its natural gas production from January 1, 1996 to December 31, 1996 whereby the Company received a delivered price of $1.85 per Mcf. As a result of this hedging activity, the Company realized a pre-tax loss of approximately $55.1 million during 1996.

     In 1996, 1995 and 1994, the net pre-tax losses and gains relating to the Company's hedging activities were a $37.1 million loss, $5.6 million loss and $46.0 million gain, respectively.

17. STOCK OPTIONS

     Options to purchase shares of Vastar's common stock have been granted to executives, outside directors and key employees. Generally, the exercise price of each option is equal to or greater than the fair market value of the Company's Common Stock, $0.01 par value, at the date of grant and options vest one year after the date of grant, become exercisable in increments of 25% a year and expire ten years after the date of grant. However, certain stock options granted to certain executive officers under Stock Option Conversion Agreements in connection with the Offering were granted at less than the Offering and/or were exercisable

                             VASTAR RESOURCES, INC.

upon the closing date of the Offering. In addition, stock options granted to outside directors vest 30 days after grant and are exercisable six months after the date of grant. Transactions during 1996, 1995 and 1994 were as follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                                           EXERCISE
                                                               SHARES       PRICE
                                                              ---------    --------
Balance, January 1, 1994....................................         --         --
  Granted...................................................    773,241     $29.42
  Exercised.................................................         --         --
  Forfeited/Canceled........................................     (5,000)     35.00
                                                              ---------
Balance, December 31, 1994..................................    768,241      29.38
  Granted...................................................    260,550      25.20
  Exercised.................................................         --         --
  Forfeited/Canceled........................................     (1,000)     25.13
                                                              ---------
Balance, December 31, 1995..................................  1,027,791      28.33
  Granted...................................................    360,700      32.42
  Exercised.................................................    (10,550)     20.53
  Forfeited/Canceled........................................    (26,050)     31.93
                                                              ---------
Balance, December 31, 1996..................................  1,351,891     $29.41
                                                              =========

     As of December 31, 1996 and 1995, there were 190,800 and 525,450 of registered shares available for option, respectively. The weighted average fair value for options granted in 1996 and 1995 are $13.72 per share and $11.01 per share, respectively.

     A summary of the status of Vastar's fixed stock options as of December 31, 1996 were as follows:

                             OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
------------------------------------------------------------------------------    -------------------------------
                           NUMBER        WEIGHTED-AVERAGE                           NUMBER
      RANGES OF          OUTSTANDING        REMAINING         WEIGHTED-AVERAGE    EXERCISABLE    WEIGHTED-AVERAGE
   EXERCISE PRICES       AT 12/31/96     CONTRACTUAL LIFE      EXERCISE PRICE     AT 12/31/96     EXERCISE PRICE
---------------------    -----------     ----------------     ----------------    -----------    ----------------
$14.00 to 27.99             320,428         8.0 years              $22.66           137,441           $18.98
$28.00 to 43.99           1,031,463         8.1 years              $31.51           426,660           $30.23

     A summary of the status of Vastar's fixed stock options as of December 31, 1995 were as follows:

                             OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
------------------------------------------------------------------------------    -------------------------------
                           NUMBER        WEIGHTED-AVERAGE                           NUMBER
      RANGES OF          OUTSTANDING        REMAINING         WEIGHTED-AVERAGE    EXERCISABLE    WEIGHTED-AVERAGE
   EXERCISE PRICES       AT 12/31/95     CONTRACTUAL LIFE      EXERCISE PRICE     AT 12/31/95     EXERCISE PRICE
---------------------    -----------     ----------------     ----------------    -----------    ----------------
$14.00 to 27.99             332,228         8.3 years              $22.58           121,558           $21.61
$28.00 to 43.99             695,563         7.5 years              $31.07           292,091           $28.73

                             VASTAR RESOURCES, INC.

     Vastar applies Accounting Principles Board Opinion No. 25, in accounting for its fixed stock options. Accordingly, no compensation cost for options granted has been recognized in the financial statements. Had compensation cost for options been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," Vastar's net income and earned per share for the years ended December 31, 1996 and 1995 would have been the pro forma amounts indicated below:

                                                               1996      1995
                                                              ------    ------
Net income (millions):
  As reported...............................................  $220.0    $102.6
  Pro Forma.................................................  $218.8    $102.1
Earned per share:
  As reported...............................................  $ 2.26    $ 1.06
  Pro Forma.................................................  $ 2.25    $ 1.05

For purposes of determining the pro forma amounts presented above, the fair value of each option grant is estimated on the American binomial option-pricing model with the following approximate weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of .87 percent and .87 percent; expected volatility of 25.6 percent and 22.6 percent; interest rate of
6.2 percent and 7.4 percent; and an expected term of eight years in both years.

18. SUBSEQUENT EVENTS

     On January 22, 1997, the Board of Directors of the Company declared a cash dividend of $0.075 per share on its Common Stock to be paid on March 10, 1997, to stockholders of record as of February 14, 1997.

     On January 31, 1997, the Company decisioned exploratory well Ship Shoal 357 which was a dry hole, was drilled at a cost of approximately $14 million to Vastar and will be included in Vastar's 1997 results of operations. Vastar has a 55 percent interest in the well.

     In February 1997, the Company issued $75 million of 6.96 percent unsecured Notes, due February 2007 pursuant to the Medium-Term Note Program. The proceeds were used to pay down debt incurred under the Company's Commercial Paper Program.

     Subsequent to the end of the year, ARCO and Vastar have agreed in principle to a second amendment to the Tax Sharing Agreement. This amendment will remove certain limitations under the original agreement and generally will allow Vastar to receive payment for all Section 29 credits in the year generated. In return the Company has agreed to a 3.25 percent reduction in the value of the credits generated from properties acquired by the Company before June 1, 1995. ARCO and Vastar have also agreed to apply the same reduction to the $61.4 million of
Section 29 credits carried forward as of December 31, 1996, in exchange for immediate payment upon execution of the second amendment.

                             VASTAR RESOURCES, INC.

19. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                                                                1996        1995
                                                              --------    --------
                                                              (MILLIONS OF DOLLARS
                                                                EXCEPT PER SHARE
                                                                    AMOUNTS)
Net revenues
  Quarter ended:
     March 31...............................................    $226.8      $173.3
     June 30................................................     229.7       184.7
     September 30...........................................     226.0       169.3
     December 31(1).........................................     284.1       212.2
                                                                ------      ------
          Total.............................................    $966.6      $739.5
                                                                ======      ======
Income before income taxes
  Quarter ended:
     March 31...............................................    $ 55.6      $ 12.8
     June 30................................................      51.7        10.0
     September 30...........................................      32.9         2.8
     December 31(1)(2)......................................      72.5        30.6
                                                                ------      ------
          Total.............................................    $212.7      $ 56.2
                                                                ======      ======
Net income
  Quarter ended:
     March 31...............................................    $ 55.6      $ 23.7
     June 30................................................      53.7        21.6
     September 30...........................................      41.6        18.9
     December 31............................................      69.1        38.4
                                                                ------      ------
          Total.............................................    $220.0      $102.6
                                                                ======      ======
Earned per share
  Quarter ended:
     March 31...............................................    $ 0.57      $ 0.24
     June 30................................................      0.55        0.22
     September 30...........................................      0.43        0.19
     December 31............................................      0.71        0.39

---------------

(1) Includes for 1995 the receipt of a $21.0 million settlement in connection with the early termination of a disputed long-term acreage-dedicated gas sales contract.

(2) Includes for 1996 and 1995 a non-cash charge of $9.4 million and $23.1 million, respectively, for the impairment of long-lived assets (see Note 2 of the Notes to Consolidated Financial Statements).

                             VASTAR RESOURCES, INC.
                            SUPPLEMENTAL INFORMATION
                         OIL & GAS PRODUCING ACTIVITIES
                                  (UNAUDITED)

     The Securities and Exchange Commission (the "SEC") defines proved oil and gas reserves as those estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. These estimates of petroleum reserves do not include probable or possible reserves.

     With regard to the Company's reserve estimates for natural gas and natural gas liquids, the Company owns interests in nine gas processing plants in the Gulf of Mexico, Gulf Coast and Mid-Continent producing areas. As a result of this ownership interest, the Company has natural gas processing rights for proved reserves contractually or economically committed to these plants. These processing rights stem from a variety of contracts, including wet gas purchase, BTU keep whole, and processing type agreements, that the Company is a party to as a plant owner. Natural gas liquid quantities include those volumes allocated to the Company's leasehold interest (equity) in gas that is processed and those volumes attributable to the Company's plant ownership resulting from processing equity and third-party gas. The related shrinkage in natural gas volumes resulting from processing has been excluded from the natural gas reserve quantities. Approximately six percent of the Company's total reserves are attributable to the Company's ownership in gas processing plants.

     Proved oil and gas reserve quantities are based on estimates prepared by the Company's engineers in accordance with guidelines established by the SEC and approximately 60 percent were reviewed by Ryder Scott Company Petroleum Engineers, independent petroleum engineers. There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. Estimated net quantities of proved oil and gas reserves of Vastar were as follows:

                                                CRUDE AND           NATURAL GAS       NATURAL GAS
                                               CONDENSATE             LIQUIDS          (BILLION
                                            (MILLION BARRELS)    (MILLION BARRELS)    CUBIC FEET)
                                            -----------------    -----------------    -----------
January 1, 1994
  Proved reserves.........................        65.4                 26.7              1,986
  Proved developed reserves...............        42.7                 24.9              1,709
December 31, 1994
  Proved reserves.........................        62.2                 32.9              1,982
  Proved developed reserves...............        42.6                 29.5              1,756
December 31, 1995
  Proved reserves.........................        64.0                 43.4              2,081
  Proved developed reserves...............        42.8                 39.5              1,738
December 31, 1996
  Proved reserves.........................        67.5                 47.8              2,224
  Proved developed reserves...............        43.6                 44.3              1,801

     The changes in proved reserves for each of the three years in the period ended December 31, 1996, were as follows:

                                              CRUDE AND           NATURAL GAS       NATURAL GAS
                                             CONDENSATE             LIQUIDS          (BILLION
                                          (MILLION BARRELS)    (MILLION BARRELS)    CUBIC FEET)
                                          -----------------    -----------------    -----------
Reserves at January 1, 1994.............         65.4                26.7              1,986
Revisions of estimates..................         (5.9)                8.5                 86
Improved recovery.......................           --                  --                  7
Purchases of minerals-in-place..........          0.3                  --                 13
Extensions and discoveries..............         14.5                 2.2                195
Production..............................        (12.1)               (4.5)              (275)
Consumed in production..................           --                  --                 (7)
Sales of minerals-in-place..............           --                  --                (23)
                                               ------               -----              -----
Reserves at December 31, 1994...........         62.2                32.9              1,982
Revisions of estimates..................          1.1                 1.9                 91
Improved recovery.......................          0.3                  --                  7
Purchases of minerals-in-place..........           --                 1.7                 77
Extensions and discoveries..............         13.0                11.5                231
Production..............................        (12.0)               (4.6)              (295)
Consumed in production..................           --                  --                 (8)
Sales of minerals-in-place..............         (0.6)                 --                 (4)
                                               ------               -----              -----
Reserves at December 31, 1995...........         64.0                43.4              2,081
Revisions of estimates..................          2.7                 3.5                 95
Improved recovery.......................          0.3                 2.2                 14
Purchases of minerals-in-place..........          1.9                 3.9                 94
Extension and discoveries...............         11.7                 0.7                268
Production..............................        (12.5)               (5.3)              (319)
Consumed in production..................           --                  --                 (6)
Sales of minerals-in-place..............         (0.6)               (0.6)                (3)
                                               ------               -----              -----
Reserves at December 31, 1996...........         67.5                47.8              2,224
                                               ======               =====              =====

     These estimates of petroleum reserves have been made by Vastar engineers and do not include probable or possible reserves.

     Costs, both capitalized and expensed, incurred in oil and gas producing activities (including operating overhead) were as follows for the years ended December 31:

                                           1996      1995      1994
                                          ------    ------    ------
                                            (MILLIONS OF DOLLARS)
Property acquisition costs:
  Proved................................  $ 51.0    $ 51.8    $  3.5
  Unproved..............................    68.3      18.1      27.4
Exploration costs.......................   213.5     171.8     132.1
Development costs.......................   256.8     226.0     201.3

     Results of operations for oil and gas producing activities (including operating overhead) were as follows for the years ended December 31:

                                            1996       1995      1994
                                          --------    ------    ------
                                             (MILLIONS OF DOLLARS)
REVENUES
  Sales.................................  $  985.3    $679.9    $727.6
  Other revenues........................      19.9      32.3      12.8
                                          --------    ------    ------
          Total revenues................   1,005.2     712.2     740.4
                                          --------    ------    ------
EXPENSES
  Production costs......................     177.2     160.6     171.2
  Exploration expenses..................     186.4     151.2     138.7
  Depreciation, depletion and
     amortization.......................     275.9     262.7     230.8
  Other operating expenses..............      28.9      17.5      16.6
                                          --------    ------    ------
  Income before income taxes............     336.8     120.2     183.1
  Provision (benefit) for income
     taxes..............................      37.8     (23.0)     15.3
                                          --------    ------    ------
  Results of operations for oil and gas
     producing activities...............  $  299.0    $143.2    $167.8
                                          ========    ======    ======

     The difference between the above results of operations and the amounts reported in the Consolidated Statement of Income is primarily attributable to excluding marketing and risk management related activities, general and administrative expense and interest expense.

     The standardized measure of discounted estimated future net cash flows and changes therein, related to proved oil and gas reserves are as follows as of December 31:

                                                         1996        1995        1994
                                                       --------    --------    --------
                                                            (MILLIONS OF DOLLARS)
Future cash inflows..................................  $9,859.2    $6,498.8    $4,978.5
Future development and production costs..............   2,295.4     2,013.0     1,999.9
Future income tax expense............................   2,146.2     1,080.7       649.1
                                                       --------    --------    --------
Future net cash flows................................   5,417.6     3,405.1     2,329.5
10% annual discount..................................   1,757.5     1,096.2       807.9
                                                       --------    --------    --------
Standardized measure of discounted estimated future
  net cash flows.....................................  $3,660.1    $2,308.9    $1,521.6
                                                       ========    ========    ========

     Primary changes in the standardized measure of discounted estimated future net cash flows are as follows:

                                                              1996      1995      1994
                                                            --------   -------   -------
                                                               (MILLIONS OF DOLLARS)
Sales of oil and gas net of production costs..............  $ (808.1)  $(519.3)  $(556.3)
Extensions, discoveries and improved recovery, less
  related costs...........................................     639.3     424.3     225.0
Purchases/Sales...........................................     210.7      90.1      (7.0)
Revisions of estimates of reserves proved in prior years:
  Quantity estimates......................................     227.6     119.1      75.4
  Net changes in price and production costs...............   1,407.7     709.5     (33.0)
Accretion of discount.....................................     298.7     189.9     174.7
Development costs incurred during the period..............     256.8     225.9     201.2
Net change in income taxes................................    (683.3)   (300.7)     49.0
Other.....................................................    (198.2)   (151.5)     71.6
                                                            --------   -------   -------
Net change................................................  $1,351.2   $ 787.3   $ 200.6
                                                            ========   =======   =======

     Vastar's estimate of future cash inflows was generated by applying year-end prices to the projected future sale of proved reserves, plus incremental revenue from long-term contractual arrangements existing at the time. Year-end cash market natural gas prices for eight trading hubs for the week of December 30, 1996 formed the basis for regional natural gas pricing standards. The year-end cash market crude oil price for West Texas Intermediate on the last trading day of 1996 formed the basis for the crude oil price standard. Individual wellhead prices were generated against these pricing standards using historical processing and transportation differentials.

     Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

     Estimated future income tax expense is calculated by applying the year end statutory tax rate (adjusted for permanent differences and tax credits) to estimated future pre-tax net cash flow related to proved oil and gas reserves, less the tax basis of the properties involved.

     These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the SEC. Estimates of future net cash flows presented do not represent management's assessment of future profitability or future cash flow to Vastar. Management's investment and operating decisions are based upon reserve estimates that include proved reserves prescribed by the SEC as well as probable reserves, and upon different price and cost assumptions from those used here.

     It should be recognized that applying current costs and prices and a ten percent standard discount rate does not convey absolute value. The discounted amounts arrived at are only one measure of the value of proved reserves.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding executive officers of the Company is included in Part
I. For the other information called for by Items 10, 11, 12 and 13, reference is made to the Company's definitive proxy statement for its Annual Meeting of Stockholders, to be held on May 21, 1997, which will be filed with the SEC within 120 days after December 31, 1996, and which is incorporated herein by reference, except for the material included under the captions "Report of Compensation Committee" and "Performance Graph."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

1 and 2                  -- Financial Statements and Financial Statement Schedules:
                            These documents are listed in the Index to Consolidated
                            Financial Statements in Item 8 hereof.

3. Exhibits:

         3.1             -- Second Restated Certificate of Incorporation of Vastar
                            Resources, Inc. ("Vastar") filed with the State of
                            Delaware on May 19, 1994 (filed with the Securities and
                            Exchange Commission (the "Commission") on August 7, 1996
                            as Exhibit 3 to Vastar's report on Form 10-Q for the
                            quarterly period ended June 30, 1996 (Commission File No.
                            1-13108) and incorporated herein by reference)
         3.2             -- By-Laws of Vastar (filed with the Commission as Exhibit
                            3.2 to Vastar's report on Form 10-K for the year ended
                            December 31, 1994 (Commission File No. 1-13108) and
                            incorporated herein by reference)
         4.1             -- Form of certificate evidencing Common Stock (filed with the Commission on June 23, 1994 as Exhibit 5 to Amendment
                            No. 4 to Vastar's Registration Statement on Form S-1
                            (Registration No. 33-74536) (Commission File No. 1-13108)
                            and incorporated herein by reference)
         4.2(a)          -- Indenture dated as of January 1, 1995 between Vastar and
                            NationsBank of Texas, N.A. (filed with the Commission as
                            Exhibit 4.2 to Vastar's report on Form 10-K for the year
                            ended December 31, 1994 (Commission File No. 1-13108) and
                            incorporated herein by reference)
         4.2(b)          -- Supplemental Indenture, dated May 18, 1995, by and among
                            Vastar, NationsBank of Texas, N.A., Harris Trust and
                            Savings Bank and Bank of Montreal Trust Company,
                            effective May 25, 1995 (filed with the Commission as
                            Exhibit 4 to Vastar's Current Report on Form 8-K dated
                            May 5, 1995 (Commission File No. 1-13108) and
                            incorporated herein by reference)
        10.1(a)          -- Amendment No. 1 to Credit Agreement, dated as of March
                            29, 1996, among Vastar, the Banks Parties thereto, the
                            Co-Agents listed therein and Morgan Guaranty Trust
                            Company of New York, as Agent (filed with the Commission
                            on May 2, 1996 as Exhibit 10 to Vastar's Quarterly Report
                            on Form 10-Q for the quarterly period ended March 31,
                            1996 (Commission File No. 1-13108) and incorporated
                            herein by reference)
        10.1(b)          -- $800,000,000 Credit Agreement, dated as of May 5, 1995, among Vastar, the Banks Parties thereto, the Co-Agents
                            listed therein and Morgan Guaranty Trust Company of New
                            York, as Agent (filed with the Commission on June 9, 1995
                            as Exhibit 10.3 to Vastar's Current Report on Form 8-K
                            (Commission File No. 1-13108) dated May 5, 1995 and
                            incorporated herein by reference)
        10.2             -- General Conveyance and Assumption Agreement, dated
                            October 8, 1993, modified as of December 13, 1993 and
                            December 22, 1993, between Vastar and Atlantic Richfield
                            Company ("ARCO") (filed with the Commission on January
                            28, 1994 as Exhibit 10.2 to Vastar's Registration
                            Statement on Form S-1 (Registration No. 33-74536)
                            (Commission File No. 1-13108) and incorporated herein by
                            reference)

        10.3             -- Cross-Indemnification Agreement, dated as of October 1,
                            1993, between Vastar and ARCO (filed with the Commission
                            on January 28, 1994 as Exhibit 10.3 to Vastar's
                            Registration Statement on Form S-1 (Registration No.
                            33-74536) (Commission File No. 1-13108) and incorporated
                            herein by reference)
        10.4(a)          -- Tax Sharing Agreement, dated as of October 1, 1993,
                            between Vastar and ARCO (filed with the Commission on
                            January 28, 1994 as Exhibit 10.4 to Vastar's Registration
                            Statement on Form S-1 (Registration No. 33-74536)
                            (Commission File No. 1-13108) and incorporated herein by
                            reference)
        10.4(b)          -- First Amendment to Tax Sharing Agreement, dated as of
                            June 1, 1995, between Vastar, F&H Pipeline Company, Grant
                            Gathering Company, Wilburton Hub, Inc., Vastar Gas
                            Marketing, Inc. and ARCO (filed with the Commission as
                            Exhibit 10 to Vastar's report on Form 10-Q Report for the
                            quarterly period ended June 30, 1995 (File No. 1-13108)
                            and incorporated herein by reference)
        10.5             -- Corporate Services Agreement, dated as of February 22,
                            1994, between Vastar and ARCO (filed with the Commission
                            on March 23, 1994 as Exhibit 10.5 to Amendment No. 1 to
                            Vastar's Registration Statement on Form S-1 (Registration
                            No. 33-74536) (Commission File No. 1-13108) and
                            incorporated herein by reference)
        10.6             -- ARCO Exploration and Production Technology Technical
                            Services Agreement, dated as of October 1, 1993, between
                            Vastar and ARCO (filed with the Commission on January 28,
                            1994 as Exhibit 10.7 to Vastar's Registration Statement
                            on Form S-1 (Registration No. 33-74536) (Commission File
                            No. 1-13108) and incorporated herein by reference)
        10.7             -- Insurance Services Agreement, dated as of March 24, 1994, between Vastar and ARCO (filed with the Commission on May
                            26, 1994 as Exhibit 10.8 to Amendment No. 2 to Vastar's
                            Registration Statement on Form S-1 (Registration No.
                            33-74536) (Commission File No. 1-13108) and incorporated
                            herein by reference)
        10.8             -- Agreement for the Purchase and Sale of Natural Gas
                            Liquids, dated December 21, 1993, between Vastar and ARCO
                            (filed with the Commission on January 28, 1994 as Exhibit
                            10.9 to Vastar's Registration Statement on Form S-1
                            (Registration No. 33-74536) (Commission File No. 1-13108)
                            and incorporated herein by reference)
        10.9             -- Technology Assignment Agreement, dated as of October 1,
                            1993, between Vastar and ARCO (filed with the Commission
                            on January 28, 1994 as Exhibit 10.11 to Vastar's
                            Registration Statement on Form S-1 (Registration No.
                            33-74536) (Commission File No. 1-13108) and incorporated
                            herein by reference)
        10.10            -- Technology Undivided Interest Assignment Agreement, dated as of October 31, 1993, between Vastar and ARCO (filed
                            with the Commission on January 28, 1994 as Exhibit 10.12
                            to Vastar's Registration Statement on Form S-1
                            (Registration No. 33-74536) (Commission File No. 1-13108)
                            and incorporated herein by reference)
        10.11            -- Information Technology License Agreement, dated as of
                            October 1, 1994, between Vastar and ARCO (filed with the
                            Commission on January 28, 1994 as Exhibit 10.13 to
                            Vastar's Registration Statement on Form S-1 (Registration
                            No. 33-74536) (Commission File No. 1-13108) and
                            incorporated herein by reference)

        10.12            -- Intellectual Property License Agreement, dated as of
                            October 1, 1993, between Vastar and ARCO (filed with the
                            Commission on January 28, 1994 as Exhibit 10.14 to
                            Vastar's Registration Statement on Form S-1 (Registration
                            No. 33-74536) (Commission File No. 1-13108) and
                            incorporated herein by reference)
        10.13            -- Third Party Technology Assignment Agreement, dated as of
                            October 1, 1994, between Vastar and ARCO (filed with the
                            Commission on January 28, 1994 as Exhibit 10.15 to
                            Vastar's Registration Statement on Form S-1 (Registration
                            No. 33-74536) (Commission File No. 1-13108) and
                            incorporated herein by reference)
        10.14            -- Share Purchase Option and Business Opportunities
                            Agreement, dated as of May 19, 1994, between Vastar and
                            ARCO (filed with the Commission on June 10, 1994 as
                            Exhibit 10.16 to Amendment No. 3 to Vastar's Registration
                            Statement on Form S-1 (Registration No. 33-74536)
                            (Commission File No. 1-13108) and incorporated herein by
                            reference)
        10.15            -- Form of Company's Indemnity Agreement with officers and directors (filed with the Commission on January 28, 1994
                            as Exhibit 10.17 to Vastar's Registration Statement on
                            Form S-1 (Registration No. 33-74536) (Commission File No.
                            1-13108) and incorporated herein by reference)(2)
        10.16            -- Gas Sales and Purchase Agreement, dated December 15,
                            1993, between Vastar Gas Marketing, Inc. and ARCO
                            Permian, a Unit of ARCO (filed with the Commission on
                            January 28, 1994 as Exhibit 10.18 to Vastar's
                            Registration Statement on Form S-1 (Registration No.
                            33-74536) (Commission File No. 1-13108) and incorporated
                            herein by reference)
        10.17            -- Annual Incentive Plan, as adopted by the Board of
                            Directors of ARCO on November 26, 1984, and effective on
                            that date, as amended through February 28, 1994 (filed
                            with the Commission as Exhibit 10.6 to ARCO's report on
                            Form 10-K for the year ended December 31, 1994 (File No.
                            1-1196) and incorporated herein by reference)
        10.18            -- Amendment No. 1 to the ARCO Executive Supplementary
                            Savings Plan II, as amended and effective on January 1,
                            1989 (filed with the Commission as Exhibit 10.6(b) to
                            ARCO's report on Form 10-K for the year ended December
                            31, 1989 (File No. 1-1196) and incorporated herein by
                            reference)
        10.19            -- ARCO Executive Supplementary Savings Plan II, as amended, restated and effective on July 1, 1988 (filed with the
                            Commission as Exhibit 10.6 to ARCO's report on Form 10-K
                            for the year ended December 31, 1988 (File No. 1-1196)
                            and incorporated herein by reference)
        10.20            -- ARCO's 1985 Executive Long-Term Incentive Plan, as
                            adopted by the Board of Directors of ARCO on May 28,
                            1985, and as effective on that date, as amended through
                            February 28, 1994 (filed with the Commission as Exhibit
                            10.7 to ARCO's report on Form 10-K for the year ended
                            December 31, 1994 (File No. 1-1196) and incorporated
                            herein by reference)
        10.21            -- ARCO Supplementary Executive Retirement Plan, as adopted by the Board of Directors of ARCO on March 26, 1990 and
                            effective on October 1, 1990 (filed with the Commission
                            as Exhibit 10.2 to ARCO's report on Form 10-K for the
                            year ended December 31, 1990 (File No. 1-1196)
                            incorporated herein by reference)
        10.22            -- Amendment No. 1 to the ARCO Supplementary Executive
                            Retirement Plan, as effective March 22, 1993 (filed with
                            the Commission as Exhibit 10 to ARCO's report on Form
                            10-Q for the quarterly period ended June 30, 1993 (File
                            No. 1-1196) and incorporated herein by reference)

        10.23            -- ARCO Executive Deferral Plan, as adopted by the Board of
                            Directors of ARCO on March 26, 1990 and effective on
                            October 1, 1990 (filed with the Commission as Exhibit
                            10.3 to ARCO's report on Form 10-K for the year ended
                            December 31, 1990 (File No. 1-1196) and incorporated
                            herein by reference)
        10.24            -- Amendment No. 1 to the ARCO Executive Deferral Plan, as
                            effective July 27, 1992 (filed with the Commission as
                            Exhibit 10.2(b) to ARCO's report on Form 10-K for the
                            year ended December 31, 1992 (File No. 1-1196), and
                            incorporated herein by reference)
        10.25            -- ARCO Executive Life Insurance Plan -- Summary Plan
                            Description, as in effect January 1, 1994 (filed with the
                            Commission as Exhibit 10.8 to ARCO's report on Form 10-K
                            for the year ended December 31, 1993 (File No. 1-1196)
                            and incorporated herein by reference)
        10.26            -- ARCO Executive Long-Term Disability Plan -- Summary Plan
                            Description, as in effect January 1, 1994 (filed with the
                            Commission as Exhibit 10.9 to ARCO's report on Form 10-K
                            for the year ended December 31, 1993 (File No. 1-1196)
                            and incorporated herein by reference)
        10.27            -- Form of Indemnity Agreement adopted by the Board of
                            Directors of ARCO on January 26, 1987 and executed in
                            February 1987 by ARCO and each of its directors and
                            officers, included in Exhibit A to ARCO's 1987 Proxy
                            Statement (filed with the Commission under File No.
                            1-1196) and incorporated herein by reference)
        10.28            -- ARCO Executive Medical Insurance Plan -- Summary Plan
                            Description, as in effect January 1, 1994 (filed with the
                            Commission as Exhibit 10.3 to ARCO's report on Form 10-K
                            for the year ended December 31, 1993 (File No. 1-1196)
                            and incorporated herein by reference)
        10.29            -- Vastar Policy on Financial Counseling and Individual
                            Income Tax Service, effective January 1, 1994
        10.30            -- ARCO Policy on Financial Counseling and Individual Income
                            Tax Service, as revised and effective January 1, 1994
                            (filed with the Commission as Exhibit 10.5 to ARCO's
                            report on Form 10-K for the year ended December 31, 1994
                            (File No. 1-1196) and incorporated herein by reference)
        10.31            -- Vastar Supplementary Executive Retirement Plan (filed
                            with the Commission as Exhibit 10.34 to Vastar's report
                            on Form 10-K for the year ended December 31, 1994
                            (Commission File No. 1-13108) and incorporated herein by
                            reference)(2)
        10.32            -- Vastar Annual Incentive Plan (filed with the Commission as Exhibit 10.35 to Vastar's report on Form 10-K for the
                            year ended December 31, 1994 (Commission File No.
                            1-13108) and incorporated herein by reference)(2)
        10.33            -- Vastar Executive Long-Term Incentive Plan (filed with the
                            Commission as Exhibit 10.36 to Vastar's report on Form
                            10-K for the year ended December 31, 1994 (Commission
                            File No. 1-13108) and incorporated herein by
                            reference)(2)
        10.34            -- Vastar Executive Deferral Plan (filed with the Commission as Exhibit 10.37 to Vastar's report on Form 10-K for the
                            year ended December 31, 1994 (Commission File No.
                            1-13108) and incorporated herein by reference)(2)
        10.35            -- Vastar Stock Option Plan for Outside Directors (filed
                            with the Commission as Exhibit 10.38 to Vastar's report
                            on Form 10-K for the year ended December 31, 1994
                            (Commission File No. 1-13108) and incorporated herein by
                            reference)(2)
        10.36            -- Vastar Deferral Plan for Outside Directors (filed with
                            the Commission as Exhibit 10.39 to Vastar's report on
                            Form 10-K for the year ended December 31, 1994
                            (Commission File No. 1-13108) and incorporated herein by
                            reference)(2)

        10.37            -- Vastar Executive Life Insurance Plan (filed with the
                            Commission as Exhibit 10.40 to Vastar's report on Form
                            10-K for the year ended December 31, 1994 (Commission
                            File No. 1-13108) and incorporated herein by
                            reference)(2)
        10.38            -- Vastar Executive Long-Term Disability Plan (filed with
                            the Commission as Exhibit 10.41 to Vastar's report on
                            Form 10-K for the year ended December 31, 1994
                            (Commission File No. 1-13108) and incorporated herein by
                            reference)(2)
        10.39            -- Vastar Executive Supplementary Savings Plan (filed with the Commission as Exhibit 10.42 to Vastar's report on
                            Form 10-K for the year ended December 31, 1994
                            (Commission File No. 1-13108) and incorporated herein by
                            reference)(2)
        10.39(a)         -- Amendment No. 1 to Vastar Executive Supplementary Savings
                            Plan, effective as of August 5, 1996(1)
        10.40            -- Conversion Agreement, dated as of May 23, 1994, between
                            Vastar and Michael E. Wiley (filed with the Commission on
                            June 7, 1994 as Exhibit 10.43 to Amendment No. 3 to
                            Vastar's Registration Statement on Form S-1 (Registration
                            No. 33-74536) (Commission File No. 1-13108) and
                            incorporated herein by reference)(2)
        10.41            -- Conversion Agreement, dated as of May 23, 1994, between
                            Vastar and Steven J. Shapiro (filed with the Commission
                            on June 7, 1994 as Exhibit 10.44 to Amendment No. 3 to
                            Vastar's Registration Statement on Form S-1 (Registration
                            No. 33-74536) (Commission File No. 1-13108) and
                            incorporated herein by reference)(2)
        10.42            -- Conversion Agreement, dated as of May 23, 1994, between
                            Vastar and Charles D. Davidson (filed with the Commission
                            on June 7, 1994 as Exhibit 10.45 to Amendment No. 3 to
                            Vastar's Registration Statement on Form S-1 (Registration
                            No. 33-74536) (Commission File No. 1-13108) and
                            incorporated herein by reference)(2)
        10.44            -- Conversion Agreement, dated as of May 23, 1994, between
                            Vastar and Albert D. Hoppe (filed with the Commission on
                            June 7, 1994 as Exhibit 10.47 to Amendment No. 3 to
                            Vastar's Registration Statement on Form S-1 (Registration
                            No. 33-74536) (Commission File No. 1-13108) and
                            incorporated herein by reference)(2)
        10.45            -- Conversion Agreement, dated as of May 23, 1994, between
                            Vastar and Joseph P. McCoy (filed with the Commission as
                            Exhibit 10.48 to Amendment No. 3 to Vastar's Registration
                            Statement on Form S-1 (Registration No. 33-74536)
                            (Commission File No. 1-13108) and incorporated herein by
                            reference)(2)
        10.46            -- Registration Rights Agreement, dated as of May 25, 1994, between ARCO and Vastar (filed with the Commission on
                            June 7, 1994 as Exhibit 10.49 to Amendment No. 3 to
                            Vastar's Registration Statement on Form S-1 (Registration
                            No. 33-74536) (Commission File No. 1-13108) and
                            incorporated herein by reference)
        10.47            -- Vastar Retirement Plan for Outside Directors (filed with the Commission as Exhibit 10.50 to Vastar's report on
                            Form 10-K for the year ended December 31, 1994
                            (Commission File No. 1-13108) and incorporated herein by
                            reference)(2)
        10.48            -- Vastar Executive Medical Insurance Plan Summary Plan
                            Description, effective January 1, 1994 (filed with the
                            Commission as Exhibit 10.51 to Vastar's report on Form
                            10-K for the year ended December 31, 1994 (Commission
                            File No. 1-13108) and incorporated herein by
                            reference)(2)
        10.49            -- Vastar Comprehensive Management Medical Plan Summary Plan
                            Description, effective January 1, 1994 (filed with the
                            Commission as Exhibit 10.52 to Vastar's report on Form
                            10-K for the year ended December 31, 1994 (Commission
                            File No. 1-13108) and incorporated herein by
                            reference)(2)

        10.50            -- Vastar Comprehensive Management Medical Plan, Summary of
                            Material Modifications, effective January 1, 1995 (filed
                            with the Commission as Exhibit 10 to Vastar's report on
                            Form 10-Q for the quarterly period ended June 30, 1996
                            (Commission File No. 1-13108) and incorporated herein by
                            reference)(2)
        12               -- Computation of Ratio of Earnings to Fixed Charges(1)
        21               -- List of Subsidiaries of Vastar (filed with the Commission as Exhibit 21 to Vastar's report on Form 10-K for the
                            year ended December 31, 1995 (Commission File No.
                            1-13108) and incorporated herein by reference)
        23.1             -- Consent of Coopers & Lybrand L.L.P.(1)
        23.2             -- Consent of Ryder Scott Company Petroleum Engineers
        27               -- Financial Data Schedule(1)
        99.1             -- Review Letter of Ryder Scott Company Petroleum
                            Engineers(1)

---------------

(1) Filed herewith.

(2) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

     Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Corporate Secretary.

     (b) Reports on Form 8-K.

 DATE OF REPORT      ITEM NO.     FINANCIAL STATEMENTS
 --------------      --------     --------------------
February 18, 1997  Items 5 and 7      None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            VASTAR RESOURCES, INC.
                                            (Registrant)

                                            By:     /s/ MICHAEL E. WILEY
                                              ----------------------------------
                                                       Michael E. Wiley
                                               Chairman of the Board, President
                                                              and
                                                   Chief Executive Officer

                                            Date: March   , 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

               /s/ JIMMIE D. CALLISON                  Director                         March   , 1997
-----------------------------------------------------
                 Jimmie D. Callison

                 /s/ TERRY G. DALLAS                   Director                         March   , 1997
-----------------------------------------------------
                   Terry G. Dallas

               /s/ CHARLES D. DAVIDSON                 Senior Vice President and        March   , 1997
-----------------------------------------------------    Director
                 Charles D. Davidson

                 /s/ LINDA G. HAVARD                   Director                         March   , 1997
-----------------------------------------------------
                   Linda G. Havard

                /s/ MARIE L. KNOWLES                   Director                         March   , 1997
-----------------------------------------------------
                  Marie L. Knowles

                /s/ ROBERT C. LEVINE                   Director                         March   , 1997
-----------------------------------------------------
                  Robert C. LeVine

                 /s/ JOSEPH P. MCCOY                   Vice President and Controller    March   , 1997
-----------------------------------------------------
                   Joseph P. McCoy
           (principal accounting officer)

               /s/ WILLIAM D. SCHULTE                  Director                         March   , 1997
-----------------------------------------------------
                 William D. Schulte

                /s/ STEVEN J. SHAPIRO                  Senior Vice President, Chief     March   , 1997
-----------------------------------------------------    Financial Officer and
                  Steven J. Shapiro                      Director
            (principal financial officer)

                /s/ MICHAEL E. WILEY                   Chairman of the Board,           March   , 1997
-----------------------------------------------------    President and Chief Executive
                  Michael E. Wiley                       Officer
            (principal executive officer)

                               INDEX TO EXHIBITS

        10.39(a)         -- Amendment No. 1 to Vastar Executive Supplementary Savings
                            Plan, effective as of August 5, 1996(1)
        12               -- Computation of Ratio of Earnings to Fixed Charges(1)
        23.1             -- Consent of Coopers & Lybrand L.L.P.(1)
        23.2             -- Consent of Ryder Scott Company Petroleum Engineers(1)
        27               -- Financial Data Schedule(1)
        99.1             -- Review Letter of Ryder Scott Company Petroleum
                            Engineers(1)

---------------

(1) Filed herewith.