Form 10-K/A
period 1996-12-31
VASTAR RESOURCES INC
filed 1997-03-13
CIK 918252

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                      1996

                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ____

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

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends Part IV of the Annual Report on Form 10-K of Vastar Resources, Inc. (the "Company") for the fiscal year ended December 31, 1996 (the "Form 10-K"), to correct certain inadvertent typographical errors and omissions contained therein and to revise the Company's Financial Data Schedule (Exhibit 27) to correct an inadvertent error relating to the "Common" and "Other-SE" tags. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment sets forth the complete text to Part IV of the Form 10-K and
Exhibit 27, as amended.

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

3. Exhibits:


         3.1             -- Second Restated Certificate of Incorporation of Vastar
                            Resources, Inc. ("Vastar") filed with the State of
                            Delaware on May 17, 1996 (filed with the Securities and
                            Exchange Commission (the "Commission") on August 7, 1996
                            as Exhibit 3 to Vastar's report on Form 10-Q for the
                            quarterly period ended June 30, 1996 (Commission File No.
                            1-13108) and incorporated herein by reference)
         3.2             -- By-Laws of Vastar (filed with the Commission as Exhibit
                            3.2 to Vastar's report on Form 10-K for the year ended
                            December 31, 1994 (Commission File No. 1-13108) and
                            incorporated herein by reference)
         4.1             -- Form of certificate evidencing Common Stock (filed with the Commission on June 23, 1994 as Exhibit 4 to Amendment
                            No. 4 to Vastar's Registration Statement on Form S-1
                            (Registration No. 33-74536) (Commission File No. 1-13108)
                            and incorporated herein by reference)
         4.2(a)          -- Indenture dated as of January 1, 1995 between Vastar and
                            NationsBank of Texas, N.A. (filed with the Commission as
                            Exhibit 4.2 to Vastar's report on Form 10-K for the year
                            ended December 31, 1994 (Commission File No. 1-13108) and
                            incorporated herein by reference)
         4.2(b)          -- Supplemental Indenture, dated May 18, 1995, by and among
                            Vastar, NationsBank of Texas, N.A., Harris Trust and
                            Savings Bank and Bank of Montreal Trust Company,
                            effective May 25, 1995 (filed with the Commission on
                            June 9, 1995 as Exhibit 4 to Vastar's Current Report
                            on Form 8-K dated May 5, 1995 (Commission File No.
                            1-13108) and incorporated herein by reference)
        10.1(a)          -- Amendment No. 1 to Credit Agreement, dated as of March
                            29, 1996, among Vastar, the Banks Parties thereto, the
                            Co-Agents listed therein and Morgan Guaranty Trust
                            Company of New York, as Agent (filed with the Commission
                            on May 2, 1996 as Exhibit 10 to Vastar's Quarterly Report
                            on Form 10-Q for the quarterly period ended March 31,
                            1996 (Commission File No. 1-13108) and incorporated
                            herein by reference)
        10.1(b)          -- $800,000,000 Credit Agreement, dated as of May 5, 1995, among Vastar, the Banks Parties thereto, the Co-Agents
                            listed therein and Morgan Guaranty Trust Company of New
                            York, as Agent (filed with the Commission on June 9, 1995
                            as Exhibit 10.3 to Vastar's Current Report on Form 8-K
                            dated May 5, 1995 (Commission File No. 1-13108) and
                            incorporated herein by reference)
        10.2             -- General Conveyance and Assumption Agreement, dated
                            October 8, 1993, modified as of December 13, 1993 and
                            December 22, 1993, between Vastar and Atlantic Richfield
                            Company ("ARCO") (filed with the Commission on January
                            28, 1994 as Exhibit 10.2 to Vastar's Registration
                            Statement on Form S-1 (Registration No. 33-74536)
                            (Commission File No. 1-13108) and incorporated herein by
                            reference)

        10.3             -- Cross-Indemnification Agreement, dated as of October 1,
                            1993, between Vastar and ARCO (filed with the Commission
                            on January 28, 1994 as Exhibit 10.3 to Vastar's
                            Registration Statement on Form S-1 (Registration No.
                            33-74536) (Commission File No. 1-13108) and incorporated
                            herein by reference)
        10.4(a)          -- Tax Sharing Agreement, dated as of October 1, 1993,
                            between Vastar and ARCO (filed with the Commission on
                            January 28, 1994 as Exhibit 10.4 to Vastar's Registration
                            Statement on Form S-1 (Registration No. 33-74536)
                            (Commission File No. 1-13108) and incorporated herein by
                            reference)
        10.4(b)          -- First Amendment to Tax Sharing Agreement, dated as of
                            June 1, 1995, between Vastar, F&H Pipeline Company, Grant
                            Gathering Company, Wilburton Hub, Inc., Vastar Gas
                            Marketing, Inc. and ARCO (filed with the Commission as
                            Exhibit 10 to Vastar's report on Form 10-Q for the
                            quarterly period ended June 30, 1995 (Commission File
                            No. 1-13108) and incorporated herein by reference)
        10.5             -- Corporate Services Agreement, dated as of February 22,
                            1994, between Vastar and ARCO (filed with the Commission
                            on March 23, 1994 as Exhibit 10.5 to Amendment No. 1 to
                            Vastar's Registration Statement on Form S-1 (Registration
                            No. 33-74536) (Commission File No. 1-13108) and
                            incorporated herein by reference)
        10.6             -- ARCO Exploration and Production Technology Technical
                            Services Agreement, dated as of October 1, 1993, between
                            Vastar and ARCO (filed with the Commission on January 28,
                            1994 as Exhibit 10.7 to Vastar's Registration Statement
                            on Form S-1 (Registration No. 33-74536) (Commission File
                            No. 1-13108) and incorporated herein by reference)
        10.7             -- Insurance Services Agreement, dated as of March 24, 1994, between Vastar and ARCO (filed with the Commission on May
                            26, 1994 as Exhibit 10.8 to Amendment No. 2 to Vastar's
                            Registration Statement on Form S-1 (Registration No.
                            33-74536) (Commission File No. 1-13108) and incorporated
                            herein by reference)
        10.8             -- Agreement for the Purchase and Sale of Natural Gas
                            Liquids, dated December 21, 1993, between Vastar and ARCO
                            (filed with the Commission on January 28, 1994 as Exhibit
                            10.9 to Vastar's Registration Statement on Form S-1
                            (Registration No. 33-74536) (Commission File No. 1-13108)
                            and incorporated herein by reference)
        10.9             -- Technology Assignment Agreement, dated as of October 1,
                            1993, between Vastar and ARCO (filed with the Commission
                            on January 28, 1994 as Exhibit 10.11 to Vastar's
                            Registration Statement on Form S-1 (Registration No.
                            33-74536) (Commission File No. 1-13108) and incorporated
                            herein by reference)
        10.10            -- Technology Undivided Interest Assignment Agreement, dated as of October 1, 1993, between Vastar and ARCO (filed
                            with the Commission on January 28, 1994 as Exhibit 10.12
                            to Vastar's Registration Statement on Form S-1
                            (Registration No. 33-74536) (Commission File No. 1-13108)
                            and incorporated herein by reference)
        10.11            -- Information Technology License Agreement, dated as of
                            October 1, 1993, between Vastar and ARCO (filed with the
                            Commission on January 28, 1994 as Exhibit 10.13 to
                            Vastar's Registration Statement on Form S-1 (Registration
                            No. 33-74536) (Commission File No. 1-13108) and
                            incorporated herein by reference)

        10.12            -- Intellectual Property License Agreement, dated as of
                            October 1, 1993, between Vastar and ARCO (filed with the
                            Commission on January 28, 1994 as Exhibit 10.14 to
                            Vastar's Registration Statement on Form S-1 (Registration
                            No. 33-74536) (Commission File No. 1-13108) and
                            incorporated herein by reference)
        10.13            -- Third Party Technology Assignment Agreement, dated as of
                            October 1, 1993, between Vastar and ARCO (filed with the
                            Commission on January 28, 1994 as Exhibit 10.15 to
                            Vastar's Registration Statement on Form S-1 (Registration
                            No. 33-74536) (Commission File No. 1-13108) and
                            incorporated herein by reference)
        10.14            -- Share Purchase Option and Business Opportunities
                            Agreement, dated as of May 19, 1994, between Vastar and
                            ARCO (filed with the Commission on June 7, 1994 as
                            Exhibit 10.16 to Amendment No. 3 to Vastar's Registration
                            Statement on Form S-1 (Registration No. 33-74536)
                            (Commission File No. 1-13108) and incorporated herein by
                            reference)
        10.15            -- Form of Company's Indemnity Agreement with officers and directors (filed with the Commission on January 28, 1994
                            as Exhibit 10.17 to Vastar's Registration Statement on
                            Form S-1 (Registration No. 33-74536) (Commission File No.
                            1-13108) and incorporated herein by reference)(2)
        10.16            -- Gas Sales and Purchase Agreement, dated December 15,
                            1993, between Vastar Gas Marketing, Inc. and ARCO
                            Permian, a Unit of ARCO (filed with the Commission on
                            January 28, 1994 as Exhibit 10.18 to Vastar's
                            Registration Statement on Form S-1 (Registration No.
                            33-74536) (Commission File No. 1-13108) and incorporated
                            herein by reference)
        10.17            -- Annual Incentive Plan, as adopted by the Board of
                            Directors of ARCO on November 26, 1984, and effective on
                            that date, as amended through February 28, 1994 (filed
                            with the Commission as Exhibit 10.6 to ARCO's report on
                            Form 10-K for the year ended December 31, 1994 (File No.
                            1-1196) and incorporated herein by reference)
        10.18            -- Amendment No. 1 to the ARCO Executive Supplementary
                            Savings Plan II, as amended and effective on January 1,
                            1989 (filed with the Commission as Exhibit 10.6(b) to
                            ARCO's report on Form 10-K for the year ended December
                            31, 1989 (File No. 1-1196) and incorporated herein by
                            reference)
        10.19            -- ARCO Executive Supplementary Savings Plan II, as amended, restated and effective on July 1, 1988 (filed with the
                            Commission as Exhibit 10.6 to ARCO's report on Form 10-K
                            for the year ended December 31, 1988 (File No. 1-1196)
                            and incorporated herein by reference)
        10.20            -- ARCO's 1985 Executive Long-Term Incentive Plan, as
                            adopted by the Board of Directors of ARCO on May 28,
                            1985, and as effective on that date, as amended through
                            February 28, 1994 (filed with the Commission as Exhibit
                            10.7 to ARCO's report on Form 10-K for the year ended
                            December 31, 1994 (File No. 1-1196) and incorporated
                            herein by reference)
        10.21            -- ARCO Supplementary Executive Retirement Plan, as adopted by the Board of Directors of ARCO on March 26, 1990 and
                            effective on October 1, 1990 (filed with the Commission
                            as Exhibit 10.2 to ARCO's report on Form 10-K for the
                            year ended December 31, 1990 (File No. 1-1196) and
                            incorporated herein by reference)
        10.22            -- Amendment No. 1 to the ARCO Supplementary Executive
                            Retirement Plan, as effective March 22, 1993 (filed with
                            the Commission as Exhibit 10 to ARCO's report on Form
                            10-Q for the quarterly period ended June 30, 1993 (File
                            No. 1-1196) and incorporated herein by reference)

        10.23            -- ARCO Executive Deferral Plan, as adopted by the Board of
                            Directors of ARCO on March 26, 1990 and effective on
                            October 1, 1990 (filed with the Commission as Exhibit
                            10.3 to ARCO's report on Form 10-K for the year ended
                            December 31, 1990 (File No. 1-1196) and incorporated
                            herein by reference)
        10.24            -- Amendment No. 1 to the ARCO Executive Deferral Plan, as
                            effective July 27, 1992 (filed with the Commission as
                            Exhibit 10.2(b) to ARCO's report on Form 10-K for the
                            year ended December 31, 1992 (File No. 1-1196) and
                            incorporated herein by reference)
        10.25            -- ARCO Executive Life Insurance Plan -- Summary Plan
                            Description, as in effect January 1, 1994 (filed with the
                            Commission as Exhibit 10.8 to ARCO's report on Form 10-K
                            for the year ended December 31, 1993 (File No. 1-1196)
                            and incorporated herein by reference)
        10.26            -- ARCO Executive Long-Term Disability Plan -- Summary Plan
                            Description, as in effect January 1, 1994 (filed with the
                            Commission as Exhibit 10.9 to ARCO's report on Form 10-K
                            for the year ended December 31, 1993 (File No. 1-1196)
                            and incorporated herein by reference)
        10.27            -- Form of Indemnity Agreement adopted by the Board of
                            Directors of ARCO on January 26, 1987 and executed in
                            February 1987 by ARCO and each of its directors and
                            officers, included in Exhibit A to ARCO's 1987 Proxy
                            Statement (filed with the Commission under File No.
                            1-1196) and incorporated herein by reference)
        10.28            -- ARCO Executive Medical Insurance Plan -- Summary Plan
                            Description, as in effect January 1, 1994 (filed with the
                            Commission as Exhibit 10.3 to ARCO's report on Form 10-K
                            for the year ended December 31, 1993 (File No. 1-1196)
                            and incorporated herein by reference)
        10.29            -- Vastar Policy on Financial Counseling and Individual
                            Income Tax Service, effective January 1, 1994 (filed
                            with the Commission as Exhibit 10.29 to Vastar's
                            report on Form 10-K for the year ended December 31,
                            1995 (Commission File No. 1-13108) and incorporated
                            herein by reference)(2)
        10.30            -- ARCO Policy on Financial Counseling and Individual Income
                            Tax Service, as revised and effective January 1, 1994
                            (filed with the Commission as Exhibit 10.5 to ARCO's
                            report on Form 10-K for the year ended December 31, 1994
                            (File No. 1-1196) and incorporated herein by reference)
        10.31            -- Vastar Supplementary Executive Retirement Plan (filed
                            with the Commission as Exhibit 10.34 to Vastar's report
                            on Form 10-K for the year ended December 31, 1994
                            (Commission File No. 1-13108) and incorporated herein by
                            reference)(2)
        10.32            -- Vastar Annual Incentive Plan (filed with the Commission as Exhibit 10.35 to Vastar's report on Form 10-K for the
                            year ended December 31, 1994 (Commission File No.
                            1-13108) and incorporated herein by reference)(2)
        10.33            -- Vastar Executive Long-Term Incentive Plan (filed with the
                            Commission as Exhibit 10.36 to Vastar's report on Form
                            10-K for the year ended December 31, 1994 (Commission
                            File No. 1-13108) and incorporated herein by
                            reference)(2)
        10.34            -- Vastar Executive Deferral Plan (filed with the Commission as Exhibit 10.37 to Vastar's report on Form 10-K for the
                            year ended December 31, 1994 (Commission File No.
                            1-13108) and incorporated herein by reference)(2)
        10.35            -- Vastar Stock Option Plan for Outside Directors (filed
                            with the Commission as Exhibit 10.38 to Vastar's report
                            on Form 10-K for the year ended December 31, 1994
                            (Commission File No. 1-13108) and incorporated herein by
                            reference)(2)

        10.36            -- Vastar Deferral Plan for Outside Directors (filed with
                            the Commission as Exhibit 10.39 to Vastar's report on
                            Form 10-K for the year ended December 31, 1994
                            (Commission File No. 1-13108) and incorporated herein by
                            reference)(2)
        10.37            -- Vastar Executive Life Insurance Plan (filed with the
                            Commission as Exhibit 10.40 to Vastar's report on Form
                            10-K for the year ended December 31, 1994 (Commission
                            File No. 1-13108) and incorporated herein by
                            reference)(2)
        10.38            -- Vastar Executive Long-Term Disability Plan (filed with
                            the Commission as Exhibit 10.41 to Vastar's report on
                            Form 10-K for the year ended December 31, 1994
                            (Commission File No. 1-13108) and incorporated herein by
                            reference)(2)
        10.39            -- Vastar Executive Supplementary Savings Plan (filed with the Commission as Exhibit 10.42 to Vastar's report on
                            Form 10-K for the year ended December 31, 1994
                            (Commission File No. 1-13108) and incorporated herein by
                            reference)(2)
        10.39(a)         -- Amendment No. 1 to Vastar Executive Supplementary Savings
                            Plan, effective as of August 5, 1996(1)(2)
        10.40            -- Conversion Agreement, dated as of May 23, 1994, between
                            Vastar and Michael E. Wiley (filed with the Commission on
                            June 7, 1994 as Exhibit 10.43 to Amendment No. 3 to
                            Vastar's Registration Statement on Form S-1 (Registration
                            No. 33-74536) (Commission File No. 1-13108) and
                            incorporated herein by reference)(2)
        10.41            -- Conversion Agreement, dated as of May 23, 1994, between
                            Vastar and Steven J. Shapiro (filed with the Commission
                            on June 7, 1994 as Exhibit 10.44 to Amendment No. 3 to
                            Vastar's Registration Statement on Form S-1 (Registration
                            No. 33-74536) (Commission File No. 1-13108) and
                            incorporated herein by reference)(2)
        10.42            -- Conversion Agreement, dated as of May 23, 1994, between
                            Vastar and Charles D. Davidson (filed with the Commission
                            on June 7, 1994 as Exhibit 10.45 to Amendment No. 3 to
                            Vastar's Registration Statement on Form S-1 (Registration
                            No. 33-74536) (Commission File No. 1-13108) and
                            incorporated herein by reference)(2)
        10.43            -- Conversion Agreement, dated as of May 23, 1994, between
                            Vastar and Albert D. Hoppe (filed with the Commission on
                            June 7, 1994 as Exhibit 10.47 to Amendment No. 3 to
                            Vastar's Registration Statement on Form S-1 (Registration
                            No. 33-74536) (Commission File No. 1-13108) and
                            incorporated herein by reference)(2)
        10.44            -- Conversion Agreement, dated as of May 23, 1994, between
                            Vastar and Joseph P. McCoy (filed with the Commission as
                            Exhibit 10.48 to Amendment No. 3 to Vastar's Registration
                            Statement on Form S-1 (Registration No. 33-74536)
                            (Commission File No. 1-13108) and incorporated herein by
                            reference)(2)
        10.45            -- Registration Rights Agreement, dated as of May 25, 1994, between ARCO and Vastar (filed with the Commission on
                            June 7, 1994 as Exhibit 10.49 to Amendment No. 3 to
                            Vastar's Registration Statement on Form S-1 (Registration
                            No. 33-74536) (Commission File No. 1-13108) and
                            incorporated herein by reference)
        10.46            -- Vastar Retirement Plan for Outside Directors (filed with the Commission as Exhibit 10.50 to Vastar's report on
                            Form 10-K for the year ended December 31, 1994
                            (Commission File No. 1-13108) and incorporated herein by
                            reference)(2)
        10.47            -- Vastar Executive Medical Insurance Plan Summary Plan
                            Description, effective January 1, 1994 (filed with the
                            Commission as Exhibit 10.51 to Vastar's report on Form
                            10-K for the year ended December 31, 1994 (Commission
                            File No. 1-13108) and incorporated herein by
                            reference)(2)

        10.48            -- Vastar Comprehensive Management Medical Plan Summary Plan
                            Description, effective January 1, 1994 (filed with the
                            Commission as Exhibit 10.52 to Vastar's report on Form
                            10-K for the year ended December 31, 1994 (Commission
                            File No. 1-13108) and incorporated herein by
                            reference)(2)
        10.49            -- Vastar Comprehensive Management Medical Plan, Summary of
                            Material Modifications, effective January 1, 1995 (filed
                            with the Commission as Exhibit 10 to Vastar's report on
                            Form 10-Q for the quarterly period ended June 30, 1996
                            (Commission File No. 1-13108) and incorporated herein by
                            reference)(2)
        12               -- Computation of Ratio of Earnings to Fixed Charges(1)
        21               -- List of Subsidiaries of Vastar (filed with the Commission as Exhibit 21 to Vastar's report on Form 10-K for the
                            year ended December 31, 1995 (Commission File No.
                            1-13108) and incorporated herein by reference)
        23.1             -- Consent of Coopers & Lybrand L.L.P.(1)
        23.2             -- Consent of Ryder Scott Company Petroleum Engineers(1)
        27               -- Financial Data Schedule(1)
        99.1             -- Review Letter of Ryder Scott Company Petroleum
                            Engineers(1)


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


                                            Date: March 6, 1997


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


                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

               /s/ JIMMIE D. CALLISON                  Director                          March 6, 1997
-----------------------------------------------------
                 Jimmie D. Callison

                 /s/ TERRY G. DALLAS                   Director                          March 6, 1997
-----------------------------------------------------
                   Terry G. Dallas

               /s/ CHARLES D. DAVIDSON                 Senior Vice President and         March 6, 1997
-----------------------------------------------------    Director
                 Charles D. Davidson

                 /s/ LINDA G. HAVARD                   Director                          March 6, 1997
-----------------------------------------------------
                   Linda G. Havard

                /s/ MARIE L. KNOWLES                   Director                          March 6, 1997
-----------------------------------------------------
                  Marie L. Knowles

                /s/ ROBERT C. LEVINE                   Director                          March 6, 1997
-----------------------------------------------------
                  Robert C. LeVine

                 /s/ JOSEPH P. MCCOY                   Vice President and Controller     March 6, 1997
-----------------------------------------------------
                   Joseph P. McCoy
           (principal accounting officer)

               /s/ WILLIAM D. SCHULTE                  Director                          March 6, 1997
-----------------------------------------------------
                 William D. Schulte

                /s/ STEVEN J. SHAPIRO                  Senior Vice President, Chief      March 6, 1997
-----------------------------------------------------    Financial Officer and
                  Steven J. Shapiro                      Director
            (principal financial officer)

                /s/ MICHAEL E. WILEY                   Chairman of the Board,            March 6, 1997
-----------------------------------------------------    President and Chief Executive
                  Michael E. Wiley                       Officer
            (principal executive officer)

                                  FORM 10-K/A

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            VASTAR RESOURCES, INC.
                                            (Registrant)

                                            By:      /s/ JOSEPH P. MCCOY
                                              ----------------------------------
                                                       Joseph P. McCoy
                                                Vice President and Controller

Date: March 13, 1997