Form 10-Q
period 1997-03-31
VASTAR RESOURCES INC
filed 1997-05-01
CIK 918252

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

                   For the quarterly period ended March 31, 1997
                           Commission file number 1-13108
                               ________________


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

                                 (281) 584-6000
               (Registrant's telephone number, including area code)
                               __________________





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

      Number of shares of Common Stock, $.01 par value, outstanding as of March 31, 1997: 97,261,801.

                      PART I.  FINANCIAL INFORMATION

                         VASTAR RESOURCES, INC.
                   CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

                   CONSOLIDATED STATEMENT OF INCOME

                                   For the Three Months Ended
                                            March 31,
                                       ------------------
(Millions of dollars                     1997       1996
 except per share amounts)               -----      -----
REVENUES
Net sales and other operating
  revenues............................. $281.7     $223.3
Other revenues.........................    1.9        3.5
                                         -----      -----
      Net revenues.....................  283.6      226.8
                                         -----      -----

EXPENSES
Operating expenses.....................   32.7       32.5
Exploration expenses...................   70.8       39.8
Selling, general and administrative
  expenses.............................   14.7       12.2
Taxes other than income taxes..........   14.6       10.0
Depreciation, depletion and
  amortization.........................   70.6       63.3
Interest...............................   13.0       13.4
                                         -----      -----
      Total expenses...................  216.4      171.2
                                         -----      -----
Income before income taxes.............   67.2       55.6
Income tax provision ..................    4.3       ---
                                         -----      -----
      Net income....................... $ 62.9     $ 55.6
                                         =====      =====

Earned per share....................... $ 0.65     $ 0.57
                                         =====      =====
Cash dividends paid per share
 of common stock....................... $0.075    $ 0.075
                                         =====      =====
</TABLE

     The accompanying notes are an integral part of these statements.


                           VASTAR RESOURCES, INC.
                        CONSOLIDATED BALANCE SHEET
                                (Unaudited)

                                                     March 31,     December 31,
                                                       1997            1996
                                                     --------        --------
(Millions of dollars)
ASSETS
Current assets:
  Cash and cash equivalents........................ $    22.8      $    21.9
  Accounts receivable:
    Trade..........................................     275.7          470.4
    Related parties................................      24.2           27.1
  Inventories......................................      10.3           12.5
  Prepaid expenses and other assets................      40.6           74.6
                                                      -------        -------
    Total current assets...........................     373.6          606.5
Oil and gas properties and equipment, net..........   1,372.9        1,332.6
                                                      -------        -------
      Total assets................................. $ 1,746.5      $ 1,939.1
                                                      =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................. $   350.8      $   469.6
  Accrued liabilities..............................      36.1           81.5
                                                      -------        -------
      Total current liabilities....................     386.9          551.1
                                                      -------        -------

Long-term debt.....................................     630.3          778.4
Deferred liabilities and credits...................     213.8          214.0
Deferred income taxes..............................     166.5          102.2

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.01 par value;  authorized, 110,000,000
  shares;  issued and outstanding, 97,261,801 shares
  as of  March 31, 1997 and  97,260,551 shares as of
  December 31, 1996................................       1.0            1.0
Capital in excess of par value of stock............     454.1          454.1
Accumulated deficit................................    (106.1)        (161.7)
                                                      -------        -------
   Total stockholders' equity......................     349.0          293.4
                                                      -------        -------
      Total liabilities and stockholders' equity... $ 1,746.5      $ 1,939.1
                                                      =======        =======

     The accompanying notes are an integral part of these statements.

                        VASTAR RESOURCES, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)


                                                     For the Three Months Ended
                                                               March 31,
                                                          -------------------
                                                              1997       1996
(Millions of dollars)                                        -----      -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................  $  62.9    $  55.6
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization...............     70.6       63.3
  Deferred income taxes..................................     64.3        0.2
  Dry hole expense and undeveloped leasehold amortization     33.2       15.0
  Gain on asset sales....................................     ---        (0.2)
  Net change in accounts receivable, inventories
   and accounts payable..................................     81.0        1.5
  Other..................................................    (13.2)     (20.1)
                                                             -----      -----
Net cash provided by operating activities................    298.8      115.3
                                                             -----      -----


CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties and equipment,
 including dry hole costs................................   (142.7)     (82.8)
Proceeds from oil and gas property and equipment sales...      0.1        0.3
Other....................................................      0.1       (0.7)
                                                             -----      -----
Net cash used by investing activities....................   (142.5)     (83.2)
                                                             -----      -----


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt issuance....................     75.0       ---
Repayments of long-term debt.............................   (223.1)     (20.0)
Dividends paid...........................................     (7.3)      (7.3)
                                                             -----      -----
Net cash used by financing activities....................   (155.4)     (27.3)
                                                             -----      -----

Net change in cash and cash equivalents..................      0.9        4.8

Cash and cash equivalents at beginning of period.........     21.9        5.3
                                                             -----      -----
Cash and cash equivalents at end of period...............  $  22.8    $  10.1
                                                             =====      =====

     The accompanying notes are an integral part of these statements.

                             VASTAR RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.  INTRODUCTION.

     The foregoing information is unaudited and has been prepared from the records of Vastar Resources, Inc. ("Vastar" or the "Company"). In the opinion of management, the financial information reflects all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Such statements are presented in accordance with the requirements of Regulation S-X which does not require all disclosures normally required by generally accepted accounting principles or those normally on Form 10-K. These interim financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 1996, and the Notes thereto, contained in the Company's report on Form 10-K for the year ended December 31, 1996. Certain previously reported amounts have been restated to conform with classifications adopted in 1997.

NOTE 2.   NET SALES AND OTHER OPERATING REVENUES.

                                       For the Three Months Ended
                                                March 31,
                                           ------------------
(Millions of dollars)                        1997        1996
                                           ------      ------
Sales and other operating revenues:
  Unrelated parties....................  $1,035.7     $ 686.5
  Related parties (1)..................      68.8        72.2
                                         --------     -------
     Total.............................   1,104.5       758.7

Less:
  Purchases (2)........................    (799.1)     (523.1)
  Delivery expense.....................     (23.7)      (12.3)
                                         --------     -------
Net sales and
  other operating revenues.............  $  281.7     $ 223.3
                                         ========     =======
-----------------
(1)  The weighted average lifting and purchase cost per Mcfe associated with proprietary production and third party purchased volumes multiplied by the related party sales volumes results in average costs of $41.8 million and
$61.1 million for the three months ended March 31, 1997 and 1996, respectively.
(2)  Includes purchases from related parties at a cost of $5.2 million and
$6.6 million for the three months ended March 31, 1997 and 1996, respectively.

                              VASTAR RESOURCES, INC.
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


NOTE 3.   EXPLORATION EXPENSES.

                                      Three Months Ended
                                           March 31,
                                      -------------------
(Millions of dollars)                  1997         1996
                                      ------       ------
Dry hole costs...................... $  26.4      $   8.7
Geological and geophysical..........    27.0         17.1
Undeveloped leasehold amortization..     6.8          6.3
Staff...............................     8.5          7.0
Lease rentals.......................     2.1          0.7
                                       -----        -----
     Total.......................... $  70.8      $  39.8
                                       =====        =====


NOTE 4.  PER SHARE DATA.

     Earned per share is computed based upon the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents was not significant. The following table reflects the weighted average number of common shares outstanding for the specified periods.

                                           1997                 1996
                                         ----------          ----------
Three months ended March 31,            97,260,759          97,250,001

                              VASTAR RESOURCES, INC.
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


NOTE 5.  COMMITMENTS AND CONTINGENCIES.

     The Company and its subsidiaries are involved in a number of lawsuits, all of which have arisen in the ordinary course of the Company's business. The Company believes that any ultimate liability resulting from any of these suits will not have a material adverse effect on the financial position, cash flows or results of operations of the Company.

     The operations, financial position and cash flows of Vastar continue to be affected from time to time in varying degrees by domestic and foreign political developments, as well as legislation and regulations pertaining to restrictions on oil and gas production, imports and exports, natural gas regulations, tax increases, environmental regulations and cancellation of contract rights. Both the likelihood of such occurrences and their overall effect on the Company vary greatly and are not predictable. These uncertainties are part of a number of items that Vastar has taken and will continue to take into account in periodically establishing accounting reserves.

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

     The Company has long-term contracts with certain cogeneration facilities which have an average remaining life of 13 years. These contracts cover an average of 75 MMcfd of the Company's natural gas production for the remainder of the year at an average price of $2.50 per Mcf.

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

                              VASTAR RESOURCES, INC.
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


NOTE 6.  TAXES.

     The provision (benefit) for taxes on income is comprised of the following:

                                  For the Three Months Ended
                                           March 31,
                                      ------------------
(Millions of dollars)                  1997       1996
                                      ------     ------
Federal:
   Current.......................... $ (60.8)    $ (0.9)
   Deferred.........................    63.7       (0.5)
                                      ------     ------
     Total federal..................     2.9       (1.4)
                                      ------     ------
State:
   Current..........................     0.8        0.7
   Deferred.........................     0.6        0.7
                                      ------     ------
     Total state....................     1.4        1.4
                                      ------     ------
Total income tax provision.......... $   4.3     $ ---
                                      ======     ======

                             VASTAR RESOURCES, INC.
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


NOTE 6.  TAXES - (continued).

     A reconciliation of the income tax provision with tax at the federal statutory rate for the specified period is as follows:

                                 For the Three Months Ended
                                          March 31,
                                      ------------------
(Millions of dollars)                   1997       1996
                                       ------     ------
Income before taxes..................  $ 67.2     $ 55.6
                                       ======     ======
Tax at the statutory rate............  $ 23.5     $ 19.5
Increase (reduction) in taxes
   resulting from:
      State income taxes (net
         of federal effect)..........     0.9        0.9
      Tax credits and other..........   (20.1)     (20.4)
                                       ------     ------
   Income tax provision..............  $  4.3     $ ---
                                       ======     ======

     During the first quarter of 1997, ARCO and Vastar agreed to a second amendment to the Tax Sharing Agreement, effective January 1, 1997 (the "Second Amendment"). The Second Amendment removes certain limitations under the original agreement and generally allows Vastar to receive payment for all
Section 29 Tax Credits in the year generated. In return, the Company agreed to a 3.25 percent reduction in the value of the Section 29 Tax Credits generated from properties acquired by the Company before June 1, 1995. ARCO and Vastar also agreed to apply the same 3.25 percent reduction to the $61.4 million of
Section 29 Tax Credits carried forward as of December 31, 1996, in exchange for immediate payment upon execution of the Second Amendment. Accordingly, Vastar received a payment from ARCO of $59.4 million on March 20, 1997. Tax credits, that are not used in the current year pursuant to the Tax Sharing Agreement, as amended, will generally be carried forward and used in subsequent tax years. For further information on the Tax Sharing Agreement, refer to the Company's report on Form 10-K for the year ended December 31, 1996.

                             VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 7. LONG-TERM DEBT.

     Long-term debt is comprised of the following:

                                        March 31,    December 31,
(Millions of dollars)                     1997           1996
                                         -------       -------
8.75% Notes, due in 2005................ $ 149.4       $ 149.4
6.95% Notes, due in 2006................    75.0          75.0
6.96% Notes, due in 2007................    75.0          ---
Commercial Paper........................   330.9         554.0
                                         -------       -------
Total................................... $ 630.3       $ 778.4
                                         =======       =======

     In February 1997, the Company issued $75.0 million of 6.96 percent unsecured Notes, due February 2007 pursuant to its $250 million Medium-Term Note Program. To date $150 million of Notes have been issued under the
Medium-Term Note Program.   The net proceeds from the February 1997 issuance
were used to pay down debt incurred under the Company's Commercial Paper
Program.

NOTE 8.  SUBSEQUENT EVENT.

    On April 17, 1997, the Company declared a quarterly dividend of $0.075 per share of common stock, payable on June 2, 1997 to stockholders of record on May 9, 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Sales and production volumes and average price statistics for the specified periods are as follows:

                                       Three Months Ended
                                           March 31,
                                       ------------------
                                         1997       1996
                                        ------     ------
Natural gas
  Sales (MMcfd)*.......................  3,667      2,516
  Production (MMcfd)...................    874        887
  Average sales price (per Mcf)*....... $ 2.64     $ 2.52
  Average wellhead price (per Mcf)..... $ 2.31     $ 1.57


Crude oil
  Sales (MBbld)*.......................   98.2       98.7
  Production (MBbld)...................   33.8       34.9
  Average realized price (per Bbl)*.... $24.14     $19.36

Natural gas liquids ("NGLs")
  Production (MBbld)...................   17.3       10.6
  Average realized price (per Bbl)..... $15.51     $14.25


Total Production (MMcfed/net).........   1,181      1,160



---------------------
*    As used herein, the terms "Bcf," "MMcf" and "Mcf" mean billion, million and thousand cubic feet, respectively; the terms "Bcfd," "MMcfd" and
"Mcfd" mean billion, million and thousand cubic feet per day, respectively;
the terms "MMBbl" and "MBbl" mean million and thousand barrels, respectively;
the term "Bbl" means barrel; the terms "MMBbld" and "MBbld" mean million and thousand barrels per day, respectively.  In calculating Mcf and Bbl equivalents, one Bbl is equal to six Mcf.


The following table sets forth the statement of income for the specified periods:

                                     Three Months Ended
                                         March 31,
                                     ------------------
(Millions of dollars)                  1997       1996
                                      ------     ------
REVENUES
Natural gas
  Sales............................. $ 872.7    $ 575.9
  Purchases.........................  (666.8)    (416.6)
  Delivery expense..................   (21.5)     (11.2)
                                      ------     ------
     Net sales - natural gas........   184.4      148.1
                                      ------     ------
Crude oil
  Sales.............................   200.3      170.6
  Purchases.........................  (125.2)    (108.0)
  Delivery expense..................    (1.6)      (1.1)
                                      ------     ------
     Net sales - crude oil..........    73.5       61.5
                                      ------     ------
NGLs and other
  Sales.............................    31.5       12.2
  Purchases and other costs.........    (7.7)       1.5
                                      ------     ------
     Net sales - NGLs and other.....    23.8       13.7
                                      ------     ------
    Net sales and other operating
    revenues........................   281.7      223.3
Other revenues......................     1.9        3.5
                                      ------     ------
     Net revenues...................   283.6      226.8
                                      ------     ------
EXPENSES
Operating expenses.................     32.7       32.5
Exploration expenses...............     70.8       39.8
Selling, general and administrative
  expenses.........................     14.7       12.2
Taxes other than income taxes......     14.6       10.0
Depreciation, depletion and
  amortization.....................     70.6       63.3
Interest...........................     13.0       13.4
                                      ------     ------
  Total expenses...................    216.4      171.2
                                      ------     ------
Income before income taxes.........     67.2       55.6
Income tax provision.................    4.3       ---
                                      ------     ------
Net income.........................  $  62.9     $ 55.6
                                      ======     ======

FIRST QUARTER 1997 vs. FIRST QUARTER 1996.

     Net income for the first quarter 1997 was $62.9 million, compared to $55.6 million for the first quarter of 1996. The 13 percent increase in earnings was primarily the result of higher commodity prices.

     Net sales and other operating revenues increased by $58.4 million to $281.7 million for the first quarter of 1997, primarily as a result of higher natural gas, crude oil and NGL prices.

     Natural gas sales increased by $296.8 million to $872.7 million in the first quarter 1997. The higher revenues were the result of a 46 percent increase in sales volumes to an average of 3.7 Bcfd and a slightly higher average natural gas sales price. Included in the natural gas revenues for the first quarter of 1997 and 1996 was the unfavorable impact of $15.9 million and $22.7 million, respectively, related to the Company's hedging activities.

     First quarter 1997 natural gas purchases increased by $250.2 million from the first quarter of 1996 to $666.8 million. This increase was primarily a result of an increase in natural gas purchase volumes of over 65 percent, resulting from increased marketing activities.

     First quarter 1997 natural gas production declined slightly as compared to the same period last year. This decrease was primarily a result of field declines at Mustang Island 805, High Island 177 and Wilburton, almost entirely offset by production growth in the San Juan basin, redevelopment efforts at several offshore fields, and the year-end 1996 start-up of the Norphlet well in Mobile 904.

     Crude oil sales in the first quarter of 1997 increased from the same period last year primarily as a result of a 19 percent increase in sales price.

     First quarter 1997 crude oil production was down slightly from the first quarter 1996 levels primarily as a result of natural field declines, partially offset by the late first quarter 1997 resumption of production at the Company's Bastian Bay discovery in the South Pass 60 field.

     For the first quarter 1997, natural gas liquids ("NGLs") sales revenues were 127 percent higher than the same period last year as a result of higher production available for sale and higher NGL prices.

    NGLs production averaged 17.3 MBbld, up 63 percent from the same period last year. This increase primarily reflects increased processing of Mid-continent wet gas. Also, during the first quarter of 1996, the Company elected to bypass certain processing in favor of selling BTUs as natural gas due to the economic advantage of natural gas prices at that time.

     First quarter 1997 exploration expenses were $70.8 million, up 78 percent from the same period in 1996. This increase is primarily a result of increased dry hole costs and seismic purchases. Dry hole costs for first quarter of 1997 were $26.4 million as compared to $8.7 million for the same period last year. Of the $17.7 million increase in dry hole costs from period to period, approximately $14.0 million is attributable to the previously announced decision of Ship Shoal 357 sub-salt well as a dry hole. Also, primarily in support of the Company's efforts in the most recent federal Gulf of Mexico lease sale, geological and geophysical expenditures increased to $27.0 million, up $9.9 million from the same period last year.

     Taxes other than income taxes increased $4.6 million during the first quarter 1997 as compared to the same period last year. The increase in product prices resulted in higher taxable values on the Company's production.

    Depreciation, depletion and amortization increased by $7.3 million to $70.6 million in the first quarter of 1997. The increase is equally due to depletion rate increases at certain fields, the start-up of production at the Clay West field and recognition of an impairment loss associated with the South Marsh Island 24 facilities.

    The tax provision of $4.3 million in the first quarter of 1997 is higher than the first quarter 1996 primarily due to higher pre-tax earnings as
compared to the same period in 1996.   Also, in the first quarter of 1997, the
tax provision includes $2.0 million of tax expense related to monetizing the Company's pre-1997 tax credits pursuant to the recently executed second amendment of the Company's tax sharing agreement with ARCO. (See Note 6 of the Notes to Interim Consolidated Financial Statements). The tax provision for first quarter 1997 and 1996 included the net benefit of $20.2 million and $20.4 million, respectively, of Internal Revenue Code Section 29 tax credits for non-conventional fuels.

LIQUIDITY AND CAPITAL RESOURCES.

     In the first quarter of 1997, cash flow from operations was $298.8 million, compared to $115.3 million for the same period in 1996. This increase was due to higher product prices, the receipt of $59.4 million from ARCO related to the recently amended tax sharing agreement and lower working capital requirements as compared to the first quarter of 1996.

     Net cash used in investing activities in 1997 was $142.5 million, a 71 percent increase over first quarter 1996, primarily as a result of increased property acquisitions. Property acquisitions included approximately $58.0 million for the purchase of 47 tracts in the March 5, 1997 Outer Continental Shelf (OCS), Central Gulf of Mexico Oil and Gas Lease Sale 166. The Company was apparent high bidder on each of these tracts and the prescribed award review process of the Minerals Management Service of the U.S. Department of Interior is still ongoing with respect to some of the tracts.

     The following table summarizes the Company's capital investments for the comparative periods.

                        CAPITAL SPENDING SUMMARY

                                                 For the three months ended
                                                           March 31,
                                                  1997                1996
                                                 ---------          ---------
        Exploratory drilling.................... $  26.6            $  15.5
        Development drilling....................    40.4               51.0
        Property acquisitions...................    62.3                3.9
        Other additions........................     13.4               12.4
                                                 -------             ------
           Total additions to property,
                  plant and equipment..........    142.7               82.8
        Geological and geophysical.............     27.0               17.1
                                                 -------            -------
           Total capital program...............  $ 169.7            $  99.9
                                                 =======            =======

     Cash flow used in financing activities was $155.4 million in the first quarter of 1997, reflecting a $148.1 million pay down of long-term debt (net of new borrowings).

     In February 1997, the Company issued $75.0 million of 6.96 percent unsecured Notes, due February 2007 pursuant to its $250 million Medium-Term Note Program. To date $150 million of Notes have been issued under the Medium-Term Note Program. The net proceeds from the February 1997 issuance were used to pay down debt incurred under the Company's Commercial Paper Program.

     The Company's ratio of earnings to fixed charges for the three months ended March 31, 1997 and 1996 was 6.2 and 5.2, respectively. This ratio was computed by dividing earnings by fixed charges. For this purpose, earnings include income before income taxes and fixed charges. Fixed charges include interest and amortization of debt expenses and the estimated interest component of rental.


RISK MANAGEMENT.

     From time to time, the Company uses various hedging arrangements, predominantly natural gas and crude oil price swaps, to manage the Company's exposure to price risk from its natural gas and petroleum liquids production. These hedging arrangements have the effect of locking in for a specified period (at predetermined prices or ranges of prices) the prices the Company will receive for the volumes to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Company's exposure to decreases in price associated with the hedged commodity, they can also limit the benefit the Company might otherwise have received from any price increases associated with the hedged commodity.

      As a result of the various hedging transactions for natural gas and crude oil, the Company realized $15.9 million and $22.7 million of pre-tax losses in the first quarter of 1997 and 1996, respectively. Since these transactions were considered to be hedges on production, these losses were included in sales and other operating revenues and were reflected in the average sales price of the particular products.

     The following table summarizes the Company's hedged positions as of March 31, 1997.

                                                    Average         Range of
Product/Location  Time Period                       Volume           Prices
----------------  ---------------------------     ----------   ----------------
                                                                    Per Mcf
                                                               ----------------
Gas/Henry Hub     April 1 to December 31, 1997     207 MMcfd     $1.90 -- $2.17
Gas/Henry Hub     January 1 to December 31, 1998   183 MMcfd     $1.90 -- $2.21
Gas/San Juan      April 1 to December 31, 1997     104 MMcfd     $1.80 -- $1.82

                                                                    Per Bbl
                                                               ----------------
Oil/Cushing       April 1 to June 30,1997         14.8 MBbld   $20.00 -- $23.90


     Based on forward price quotes from brokers and NYMEX forward prices as of March 31, 1997, the deferred pre-tax loss to the Company for the hedged transactions for 1997 and 1998 would be $2.4 million for natural gas and minimal for crude oil. The actual gains or losses ultimately realized by the Company from such hedges may vary significantly from the foregoing amounts due to the volatility of the commodity markets.

     The Company continues to evaluate its hedging positions in light of current market conditions.

     The Company has long-term contracts with certain cogeneration facilities which have an average remaining life of 13 years. These contracts cover an average of 75 MMcfd of the Company's natural gas production for the remainder of the year at an average price of $2.50 per Mcf.

     During the first quarter of 1997, the Company's long-term sales commitments did not exceed the total of proprietary production and other natural gas production controlled through call rights with third-party producers and marketing agreements with the Company's royalty owners.

NEW ACCOUNTING STANDARDS.

     In October 1996, the Accounting Standards Executive committee issued Statement of Position 96-1, "Environmental Remediation Liabilities"
("SOP 96-1"). The provisions of SOP 96-1 include standards affecting the measurement, recognition and disclosure of environmental remediation liabilities. The adoption of the provisions of SOP 96-1 had no material impact to the Company's financial position, results of operations and cash flows.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, ("SFAS 128"). This Statement specifies the computation, presentation and disclosure for earnings per share. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The implementation of SFAS 128 is expected to be insignificant.


                       ------------------------

     Management cautions against projecting any future results based on present earnings levels because of economic uncertainties, the extent and form of existing or future governmental regulations and other possible actions by governments.

     The foregoing financial information is unaudited and has been prepared from the books and records of the Company. In the opinion of Management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

         There have been no material developments with respect to the Company's legal proceedings as previously reported in the Company's report on Form 10-K for the period ended December 31, 1996.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.
              10     Second Amendment to Tax Sharing Agreement, dated as of
                     January 1, 1997, between Vastar Resources, Inc., its
                     subsidiaries that are signatories thereto and Atlantic
                     Richfield Company
              12     Computation of Ratio of Earnings to Fixed Charges
              27     Financial Data Schedule


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

                                                 VASTAR RESOURCES, INC.
                                                     (Registrant)


Dated: May 1, 1997                                /s/ Joseph P. McCoy
                                             ------------------------------
                                                     Joseph P. McCoy
                                              Vice President and Controller
                                              (Duly Authorized Officer and
                                              Principal Accounting Officer)

Exhibit Index


Exhibit No.      Description
-----------      ------------------------------------------------------

10              Second Amendment to Tax Sharing Agreement, dated as of
                   January 1, 1997, between Vastar Resources, Inc., its subsidiaries that are signatories thereto and Atlantic Richfield Company
12              Computation of Ratio of Earnings to Fixed Charges
27              Financial Data Schedule