Form 10-Q
period 1997-06-30
VASTAR RESOURCES INC
filed 1997-08-14
CIK 918252

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

                 For the quarterly period ended June 30, 1997
                           Commission file number 1-13108
                               ________________


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

      Number of shares of Common Stock, $.01 par value, outstanding as of June 30, 1997: 97,263,551.

                          PART I.  FINANCIAL INFORMATION

                             VASTAR RESOURCES, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                          CONSOLIDATED STATEMENT OF INCOME


                                        Three Months Ended     Six Months Ended
                                             June 30,            June 30,
                                       ------------------    ----------------
(Millions of dollars                     1997       1996      1997      1996
 except per share amounts)               -----      -----     -----     -----
REVENUES
Net sales and other operating
  revenues ............................ $216.7     $217.6    $498.4    $440.9
Other revenues ........................   13.2       12.1      15.1      15.6
                                         -----      -----     -----     -----
  Net revenues ........................  229.9      229.7     513.5     456.5
                                         -----      -----     -----     -----

EXPENSES
Operating expenses ....................   36.2       33.6      68.9      66.1
Exploration expenses ..................   26.1       35.2      96.9      75.0
Selling, general and administrative
  expenses ............................   16.5       14.9      31.2      27.1
Taxes other than income taxes .........   10.0        9.7      24.6      19.7
Depreciation, depletion and
  amortization ........................   73.1       72.3     143.7     135.6
Interest ..............................   11.4       12.3      24.4      25.7
                                         -----      -----     -----     -----
  Total expenses ......................  173.3      178.0     389.7     349.2
                                         -----      -----     -----     -----
Income before income taxes ............   56.6       51.7     123.8     107.3
Income tax provision (benefit).........  ( 1.7)     ( 2.0)      2.6     ( 2.0)
                                         -----      -----     -----     -----
Net income ............................ $ 58.3     $ 53.7    $121.2    $109.3
                                         =====      =====     =====     =====

Earned per share ...................... $ 0.60     $ 0.55    $ 1.25    $ 1.12
                                         =====      =====     =====     =====
Cash dividends paid per share
 of common stock ...................... $0.075    $ 0.075    $0.150    $0.150
                                         =====      =====     =====     =====








                  The accompanying notes are an integral part of
                       the consolidated financial statements.

                           VASTAR RESOURCES, INC.
                        CONSOLIDATED BALANCE SHEET
                                (Unaudited)

                                                     June 30,      December 31,
                                                       1997            1996
                                                     --------       --------
(Millions of dollars)
ASSETS
Current assets:
  Cash and cash equivalents ....................... $    17.4      $    21.9
  Accounts receivable:
    Trade .........................................     261.1          470.4
    Related parties ...............................      35.4           27.1
  Inventories .....................................      13.0           12.5
  Prepaid expenses and other assets ...............      47.5           74.6
                                                      -------        -------
  Total current assets ............................     374.4          606.5
Oil and gas properties and equipment, net .........   1,384.3        1,332.6
                                                      -------        -------
Total assets ...................................... $ 1,758.7      $ 1,939.1
                                                      =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................ $   268.5      $   469.6
  Accrued liabilities .............................      58.1           81.5
                                                      -------        -------
  Total current liabilities .......................     326.6          551.1

Long-term debt ....................................     643.3          778.4
Deferred liabilities and credits ..................     214.0          214.0
Deferred income taxes .............................     174.8          102.2

STOCKHOLDERS' EQUITY
Common stock, $.01 par value;  authorized, 110,000,000
  shares;  issued and outstanding, 97,263,551 shares
  as of June 30, 1997 and 97,260,551 shares as of
  December 31, 1996 ...............................       1.0            1.0
Capital in excess of par value of stock ...........     454.1          454.1
Accumulated deficit ...............................     (55.1)        (161.7)
                                                      -------        -------
Total stockholders' equity ........................     400.0          293.4
                                                      -------        -------
Total liabilities and stockholders' equity ........ $ 1,758.7      $ 1,939.1
                                                      =======        =======



                 The accompanying notes are an integral part of
                       the consolidated financial statements.

                        VASTAR RESOURCES, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)

                                                           Six Months Ended
                                                                 June 30,
                                                          -------------------
                                                              1997       1996
(Millions of dollars)                                        -----      -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................... $ 121.2    $ 109.3
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization ...............   143.7      135.6
  Deferred income taxes ..................................    72.6       (2.3)
  Dry hole expense and undeveloped leasehold amortization.    45.5       35.8
  Gain on asset sales ....................................   (10.9)     (11.9)
  Net change in accounts receivable, inventories
   and accounts payable ..................................    (0.6)      42.4
  Other ..................................................     0.6      (13.9)
                                                             -----      -----
Net cash provided by operating activities ................   372.1      295.0
                                                             -----      -----

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties and equipment,
 including dry hole costs ................................  (239.4)    (246.7)
Proceeds from asset sales ................................    12.9       13.8
Other ....................................................    (0.4)       0.7
                                                             -----      -----
Net cash used by investing activities ....................  (226.9)    (232.2)
                                                             -----      -----

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt issuance ....................    95.0       ---
Repayments of long-term debt .............................  (230.1)     (20.0)
Dividends paid ...........................................   (14.6)     (14.6)
Other ....................................................    ---         0.1
                                                             -----      -----
Net cash used by financing activities ....................  (149.7)     (34.5)
                                                             -----      -----

Net change in cash and cash equivalents ..................    (4.5)      28.3

Cash and cash equivalents at beginning of period .........    21.9        5.3
                                                              -----     -----
Cash and cash equivalents at end of period ............... $  17.4   $   33.6
                                                             =====      =====



                   The accompanying notes are an integral part of
                       the consolidated financial statements.

                             VASTAR RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  Introduction.

     The foregoing information is unaudited and has been prepared from the records of Vastar Resources, Inc. ("Vastar" or the "Company"). In the opinion of management, the financial information reflects all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the Company's financial position and results of operations in conformity with generally accepted accounting principles. Such statements are presented in accordance with the requirements of Regulation S-X which does not require all disclosures normally required by generally accepted accounting principles or those normally required on Form 10-K. These interim financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 1996, and the Notes thereto contained in the Company's Form 10-K and the first quarter Form 10-Q for the quarter ended March 31, 1997. Certain previously reported amounts have been restated to conform with classifications adopted in 1997.

NOTE 2.  Summary of Significant Accounting Policies.

Hedging and Related Activities.

     The Company utilizes derivative instruments in the form of natural gas and crude oil price swap and price collar agreements in order to manage price risk associated with future crude oil and natural gas production and fixed-price crude oil and natural gas purchase and sale commitments. Such agreements are accounted for as hedges using the deferral method of accounting. Gains and losses resulting from these transactions are deferred and included in other assets or accrued liabilities, as appropriate, until recognized as operating income in the Company's Consolidated Statement of Income as the physical production required by the contracts is delivered. The cash flows related to any recognized gains or losses associated with these hedges are reported as cash flows from operations. If the hedge is terminated prior to expected maturity, gains or losses are deferred and included in income in the same period as the physical production required by the contracts is delivered.

     The Company also uses derivative instruments in the form of interest rate swaps primarily as a hedge against interest exposure on variable rate debt and such agreements are accounted for as hedges using the accrual method of accounting. The differences to be paid or received on swaps designated as hedges are included in interest expense during the period to which the payment or receipt relates. The related amounts payable to, or receivable from, the counterparties are included in other assets or accrued liabilities. The cash flows related to any recognized gains or losses associated with these hedges are reported as cash flows from operations. The Company is currently not a party to any interest rate swaps.

     The conditions to be met for a derivative instrument to qualify as a hedge are the following: (1) item to be hedged exposes the Company to price or interest rate risk; (2) the derivative reduces the risk exposure and is designated as a hedge at the time the derivative contract is entered into; and
(3) at the inception of the hedge and throughout the hedge period there is a high correlation of changes in the market value of the derivative instrument and the fair value of the underlying items being hedged.

                             VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

     When the designated item associated with a derivative instrument matures, is sold, extinguished or terminated, derivative gains or losses are recognized as part of the gain or loss on sale or settlement of the underlying item.
When a derivative instrument is associated with an anticipated transaction that is no longer expected to occur or if correlation no longer exists the gain or loss on the derivative is recognized in income to the extent the futures results have not been offset by the effects of price or interest rate changes on the hedged item since the inception of the hedge.

New Accounting Standard.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, ("SFAS 128"). This Statement specifies the computation, presentation and disclosure requirements for Earnings Per Share. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company does not expect the adoption of SFAS 128 to have a significant impact on its calculation of earnings per share.


NOTE 3.   Net Sales and Other Operating Revenues.

                                      Three Months Ended     Six Months Ended
                                           June 30,               June 30,
                                      -------------------   -----------------
(Millions of dollars)                   1997      1996         1997      1996
                                      ------    ------       ------    ------
Sales and other operating revenues:
  Unrelated parties ................ $ 698.5   $ 602.6     $1,734.2  $1,289.1
  Related parties (1)<F1>...........    65.0      65.4        133.8     137.6
                                       -----     -----       ------     -----
     Total                             763.5     668.0      1,868.0   1,426.7

Less:
  Purchases (2) <F2>................  (522.4)   (433.7)    (1,321.5)   (956.8)
  Delivery expenses ................   (24.4)    (16.7)       (48.1)    (29.0)
                                       -----     -----        -----     -----
Net sales and
  other operating revenues ......... $ 216.7   $ 217.6     $  498.4  $  440.9
                                       =====     =====        =====     =====
-----------------

<F1>(1)  The weighted average lifting and purchase cost per Mcfe associated with proprietary production and third party purchased volumes multiplied by the related party sales volumes results in average costs of $41.1 million and $40.9 million for the three months ended June 30, 1997 and 1996, respectively, and $84.1 million and $101.0 million for the six months ended June 30, 1997 and 1996, respectively.
<F2>(2)  Includes purchases from related parties at a cost of $2.9 million and
$3.6 million for the three months ended June 30, 1997 and 1996, respectively, and $8.0 million and $10.1 million for the six months ended
June 30, 1997 and 1996, respectively.

                              VASTAR RESOURCES, INC.
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


NOTE 4.   Exploration Expenses.


                                      Three Months Ended    Six Months Ended
                                          June 30,                June 30,
                                      -------------------   -----------------
(Millions of dollars)                   1997      1996         1997      1996
                                      ------    ------       ------    ------
Dry hole costs ....................  $   4.6   $  13.9      $  31.0   $  22.6
Geological and geophysical ........      3.3       7.8         30.3      24.9
Undeveloped leasehold amortization.      7.7       6.9         14.5      13.2
Staff .............................      9.2       5.5         17.7      12.5
Lease rentals .....................      1.3       1.1          3.4       1.8
                                       -----     -----        -----     -----
     Total ........................  $  26.1   $  35.2      $  96.9   $  75.0
                                       =====     =====        =====     =====

NOTE 5.  Per Share Data.

     Earned per share is computed based upon the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents was not significant. The following table reflects the weighted average number of common shares outstanding for the specified periods.

                                            1997                1996
                                         ----------          ----------
Three months ended June 30, ...........  97,262,343          97,254,434
Six months ended June 30, .............  97,261,551          97,252,218

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

     Vastar and Atlantic Richfield Company ("ARCO") have agreements whereby Vastar has agreed to indemnify ARCO against certain claims or liabilities which ARCO may incur relating to ARCO's historical ownership and operation of Vastar's properties, including liabilities under laws relating to the protection of the environment and the workplace and liabilities arising out of certain litigation. Under such agreements, ARCO has agreed to indemnify Vastar with respect to other claims or liabilities and other matters of litigation not related to Vastar's business or properties reflected in the consolidated financial statements.

     The Company has long-term contracts with certain cogeneration facilities which have an approximate average remaining life of 13 years. These contracts cover an average of 75 MMcfd of the Company's natural gas production for the remaining term of the contracts at an average price of approximately $2.50, adjusted annually.

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

                              VASTAR RESOURCES, INC.
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

NOTE 7.  Taxes.
     The provision (benefit) for taxes on income is comprised of the following:

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      -----------------     ----------------
(Millions of dollars)                  1997       1996       1997      1996
                                      ------     ------     ------    ------
Federal:
   Current ........................  $ (10.7)   $ ( 1.0)   $ (71.5)  $ ( 1.9)
   Deferred .......................      7.8      ( 2.2)      71.5     ( 2.7)
                                      ------     ------     ------    ------
     Total federal ................     (2.9)     ( 3.2)       0.0     ( 4.6)
                                      ------     ------     ------    ------

State:
   Current ........................      0.7        1.5        1.5       2.2
   Deferred .......................      0.5       (0.3)       1.1       0.4
                                      ------     ------     ------    ------
     Total state ..................      1.2        1.2        2.6       2.6
                                      ------     ------     ------    ------
Total income tax provision (benefit)  $ (1.7)   $ ( 2.0)   $   2.6   $ ( 2.0)
                                       =====     ======     ======    ======

     Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the components of the federal income tax provision for the six months ended June 30, 1997.

     A reconciliation of the income tax provision (benefit) as compared to the tax based on the federal statutory rate for the specified period is as follows:

                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                      ------------------    ----------------
(Millions of dollars)                   1997       1996        1997     1996
                                       ------     ------      ------   ------
Income before taxes ................  $  56.6    $  51.7     $ 123.8  $ 107.3
                                       ======     ======      ======   ======
Tax at 35% .........................  $  19.8    $  18.1     $  43.3  $  37.6
Increase (reduction) in taxes
   resulting from:
      State income taxes (net
         of federal effect) ........      0.8        0.9         1.7      1.8
      Tax credits and other ........    (22.3)     (21.0)      (42.4)   (41.4)
                                       ------     ------      ------   ------
   Income tax provision (benefit)...  $  (1.7)   $ ( 2.0)    $   2.6  $ ( 2.0)
                                       ======     ======      ======   ======

                             VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


NOTE 8. Long-term Debt.

     Long-term debt is comprised of the following:


                                        June 30,    December 31,
(Millions of dollars)                     1997           1996
                                         -------       -------
8.75% Notes, due in 2005................ $ 149.4       $ 149.4
6.95% Notes, due in 2006................    75.0          75.0
6.96% Notes, due in 2007................    75.0          ---
Commercial Paper........................   343.9         554.0
                                         -------       -------
Total................................... $ 643.3       $ 778.4
                                         =======       =======

     The Company entered into an amended and restated revolving credit agreement dated as of March 31, 1997 which extended the term of Vastar's credit facility until March 31, 2002. As of June 30, 1997, the Company had no debt outstanding under this facility.


NOTE 9.  Subsequent Events.

Dividend

    On July 23, 1997, the Company declared a quarterly dividend of $0.075 per share of common stock, payable on September 2, 1997, to stockholders of record on August 8, 1997.

Marketing Alliance

         On August 8, 1997, the Company entered into a Formation Agreement with SEI Holdings, Inc., a Delaware corporation ("SEI") and a subsidiary of the Southern Company, to combine certain natural gas and power trading and marketing operations of the two companies and create a new energy services company. The new company will be named Southern Company Energy Marketing L.P. ("SCEM" or the "Venture"). SCEM will be managed, through subsidiaries, by SEI and Vastar and is expected to begin gas marketing September 1, 1997, and power marketing as soon as practicable upon receipt of approvals from the Federal Energy Regulatory Commission. Pursuant to the agreement, SEI has agreed to contribute its Atlanta-based energy marketing and trading operations, Southern Energy Trading and Marketing, to the Venture and Vastar has agreed to contribute substantially all of the operations of its Vastar Gas Marketing, Inc. and Vastar Power Marketing, Inc. subsidiaries. Vastar's gas processing plant assets and related businesses and Vastar's contracts with cogeneration facilities will not be contributed to the Venture. Under the terms of the transaction, SEI will pay Vastar an initial cash payment of $40 million and have an initial 60 percent ownership interest in SCEM, with Vastar holding a 40 percent interest. On July 1, 2001, the interests of SEI and Vastar will shift to 75 percent and 25 percent, respectively. During the year 2002, SEI has an option to purchase an additional 5 percent interest in the Venture from Vastar for $80 million (the "SEI Call Option") and on January 1, 2003, Vastar has an option to sell to SEI its remaining interest for $210 million (or $130 million if the SEI Call Option has been exercised). For the first five years of operation, Vastar is guaranteed, subject to certain exceptions, a minimum

                             VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


earnings distribution from the Venture of $20 million for the year 1998, $20 million for the year 1999, $25 million for the year 2000, $30 million for the year 2001 and $30 million for the year 2002. Under very limited conditions, SEI has an additional option to purchase Vastar's entire interest in the Venture commencing on September 1, 1997, and expiring on December 31, 2007, for $580 million (or $500 million if the SEI Call Option has been exercised) or a certain multiple of earnings whichever is higher.

         In connection with the Formation Agreement, Vastar has agreed to enter into a Gas Purchase and Sale Agreement with SCEM for a primary term expiring on December 31, 2007, pursuant to which Vastar will commit to sell, and the Venture will commit to purchase (subject to certain partial releases or early termination), substantially all of the gas produced and owned or controlled by Vastar within the lower 48 states of the United States, Canada and Mexico, at market-based prices. The Gas Purchase and Sale Agreement excludes certain gas from the commitment and also reserves to Vastar certain rights, including gas processing rights. The agreement will require that Vastar make available to the Venture a minimum monthly quantity of gas.

         Vastar management expects the transaction to close with respect to the gas assets on or about September 1, 1997, and with respect to the power assets as soon as practicable upon receipt of approvals from the Federal Energy Regulatory Commission. Each closing is subject to certain conditions precedent outlined in the Formation Agreement. The Formation Agreement, without exhibits, has been filed as an exhibit to this Form 10-Q. To the extent the exhibits to the Formation Agreement become material contracts they will be filed after their execution.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Sales and production volumes and average price statistics for the specified periods are as follows:

                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                       ------------------    ----------------
                                         1997       1996       1997     1996
                                        ------     ------     ------   ------
Natural gas
  Sales (MMcfd)*<F3> ................    2,774      2,562      3,218    2,539
  Production (MMcfd) ................      880        882        877      885
  Average sales price (per Mcf) .....  $  2.09    $  1.93    $  2.40  $  2.22
  Average wellhead price (per Mcf) ..  $  1.72    $  1.67    $  2.02  $  1.62


Crude oil
  Sales (MBbld) .....................    102.4      106.8      100.3    102.8
  Production (MBbld) ................     35.8       34.2       34.8     34.6
  Average realized price (per Bbl)...  $ 20.09    $ 21.02    $ 22.05  $ 20.19

Natural gas liquids
  Production (MBbld) ................     17.0       14.8       17.2     12.7
  Average realized price (per Bbl) ..  $ 11.93    $ 12.92    $ 13.72  $ 13.47

Total Production (MMcfed/net) .......    1,197      1,176      1,189    1,169






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

The following table sets forth the statements of income for the specified periods:

                                     Three Months Ended     Six Months Ended
                                          June 30,               June 30,
                                     ------------------      ----------------
(Millions of dollars)                  1997       1996       1997       1996
                                      ------     ------     ------     ------
REVENUES
Natural gas
  Sales ...........................  $ 526.4    $ 450.6  $ 1,399.1  $ 1,026.5
  Purchases .......................   (375.8)    (301.3)  (1,042.6)    (717.9)
  Delivery expenses ...............    (17.0)     (14.6)     (38.5)     (25.8)
                                      ------     ------     ------     ------
     Net sales - natural gas ......    133.6      134.7      318.0      282.8
                                      ------     ------     ------     ------

Crude oil
  Sales ...........................    178.2      197.8      378.5      368.4
  Purchases .......................   (111.5)    (130.9)    (236.7)    (238.9)
  Delivery expenses ...............     (1.4)      (1.4)      (3.0)      (2.5)
                                      ------     ------     ------     ------
     Net Sales - crude oil ........     65.3       65.5      138.8      127.0
                                      ------     ------     ------     ------

Natural gas liquids and other
  Sales ...........................     58.9       19.6       90.4       31.8
  Purchases and other costs .......    (41.1)      (2.2)     (48.8)      (0.7)
                                      ------     ------     ------     ------
     Net sales - NGLs and other ...     17.8       17.4       41.6       31.1
                                      ------     ------     ------     ------

Net sales and other operating
    revenues ......................    216.7      217.6      498.4      440.9
Other revenues ....................     13.2       12.1       15.1       15.6
                                      ------     ------     ------     ------
     Net revenues .................    229.9      229.7      513.5      456.5
                                      ------     ------     ------     ------
EXPENSES
Operating expenses ................     36.2       33.6       68.9       66.1
Exploration expenses ..............     26.1       35.2       96.9       75.0
Selling, general and administrative
  expenses ........................     16.5       14.9       31.2       27.1
Taxes other than income taxes .....     10.0        9.7       24.6       19.7
Depreciation, depletion and
  amortization ....................     73.1       72.3      143.7      135.6
Interest ..........................     11.4       12.3       24.4       25.7
                                      ------     ------     ------     ------
  Total expenses ..................    173.3      178.0      389.7      349.2
                                      ------     ------     ------     ------
Income before income taxes ........     56.6       51.7      123.8      107.3
Income tax provision (benefit).....     (1.7)      (2.0)       2.6       (2.0)
                                      ------     ------     ------     ------
Net income ........................  $  58.3     $ 53.7   $  121.2     $109.3
                                      ======     ======     ======     ======

SECOND QUARTER 1997 vs. SECOND QUARTER 1996.

     Net income for the second quarter of 1997 was $58.3 million, compared to $53.7 million for the second quarter of 1996. The nine percent increase in earnings was primarily the result of lower exploration expenses during the current period.

     Natural gas sales increased by $75.8 million to $526.4 million in the second quarter of 1997. The higher revenues were the result of an eight percent increase in sales volumes to an average of 2.8 Bcfd and an eight percent increase in the average natural gas sales price in the second quarter of 1997 as compared to the second quarter of 1996. The price improvement resulted from smaller basis differentials, especially in the San Juan Basin area when compared to Henry Hub prices. Reflected in natural gas revenues for the second quarter of 1997 and 1996 was the unfavorable impact of $2.3 million and $11.3 million, respectively, related to the Company's hedging activities.

     Second quarter 1997 natural gas purchases increased by $74.5 million from the second quarter of 1996 to $375.8 million. This increase was a result of the combined effect of an increase in the cost of gas purchased and a 15 percent increase in natural gas purchased volumes which rose to an average of approximately 1.9 Bcfd. Such volume increase was necessary to meet higher sales levels resulting from increased marketing activities.

    Second quarter 1997 natural gas production averaged 880 MMcfd, essentially the same volume reported for the second quarter 1996. Volume increases at High Island 24-L, the continued ramp-up of Vastar's San Juan Basin area gas rate and the recent start-ups of the South Pass 60 Bastian Bay well and the Mobile Bay 904 well nearly offset natural field declines.

     Crude oil sales in the second quarter of 1997 were $178.2 million, down $19.6 million from the same period last year as a result of a six percent decrease in sales price.

     Crude oil production for the second quarter 1997 increased slightly as compared to the same period last year, primarily as a result of increased production volumes at South Pass 60 and Eugene Island 175.

     Net sales for natural gas liquids (NGLs) and other products were up slightly for the second quarter of 1997 as compared to the same period last year. The increase is a result of higher NGL production available for sale. NGLs production averaged 17.0 MBbld, up from the same period last year due to increased processing in the Mid-Continent and Gulf Coast areas. Also included in Net sales for NGLs and other products is approximately $39.0 million of sales and purchases of electrical power attributable to the ramp-up of power marketing activities during the second quarter of this year.

     Second quarter 1997 exploration expenses were $26.1 million compared to $35.2 million reported for the same period in 1996. The $9.1 million decrease was primarily related to lower dry hole costs and geological and geophysical costs partially offset by higher staff costs. The lower dry hole costs and geological and geophysical costs resulted from the timing of activity during each year; the higher staff costs during the second quarter of 1997 were a result of higher consulting and contracting services.

     The income tax benefit of $1.7 million in the second quarter of 1997 reflected higher pre-tax earnings as compared to the same period in 1996. The income tax benefit for second quarter 1997 and 1996 included the net benefit of $22.2 million and $21.0 million, respectively, of Internal Revenue Code
Section 29 tax credits for non-conventional fuels.

SIX MONTHS ENDED JUNE 30, 1997 VS. SIX MONTHS ENDED JUNE 30, 1996.

     Net income for the six months ended June 30, 1997 was $121.2 million, compared to $109.3 million for the same period of 1996. The earnings increase reflects higher commodity prices and NGL produced volumes, partially offset by higher costs.

     Net sales and other operating revenues increased by $57.5 million to $498.4 million for the first six months of 1997, as compared to the same period last year, primarily as a result of higher overall commodity prices and higher NGL volumes.

     Natural gas sales increased by $372.6 million to $1,399.1 million for the first six months of 1997. The higher revenues were primarily the result of higher commodity prices for natural gas throughout the first six months of 1997. As a result of a strong market demand, the average sales price for natural gas increased by $0.18 per Mcf to $2.40 per Mcf during the first six months of 1997. Natural gas sales volumes rose 679 MMcfd to an average of approximately 3.2 Bcfd. Reflected in natural gas revenues for the first six months in 1997 and 1996 was $18.2 million and $34.0 million, respectively in hedging losses.

     For the first six months of 1997, gas purchases increased by $324.7 million to $1,042.6 million from the same period last year. This increase was a result of the combined effect of a 41 percent increase in the natural gas purchased volumes and a slight increase in the average purchase price for natural gas. The higher purchased volumes were necessary to meet higher sales levels.

    Natural gas production for the first six months of 1997 declined slightly as compared to the same period last year. Volume increases at High
Island 24-L, continued ramp-up of Vastar's San Juan Basin area gas rate and the recent start-ups of the South Pass 60 Bastian Bay well and the Mobile Bay 904 well nearly offset natural field declines.

     Crude oil production for the first half of 1997 was essentially the same as compared to the first half of 1996. Development efforts at South Pass 60 and Eugene Island 175 offset natural field declines.

     Net sales for NGLs and other products increased $10.5 million for the first six months of 1997 as compared to the first six months of 1996 primarily as a result of higher NGL production and prices. NGL production averaged 17.2 MBbld, up 35 percent from the same period last year. The change reflects increased processing of Mid-Continent and Gulf Coast area gas. Also included in Net sales for NGLs and other products is approximately $43.0 million of sales and purchases of electrical power attributable to the ramp-up of power marketing activities during the second quarter of this year.

     Exploration costs during the first six months of 1997 increased $21.9 million, or 29 percent, when compared to the same time period in 1996. This increase was primarily a result of increased dry hole, geological and geophysical and staff costs. Dry hole costs for the first six months of 1997 were $31.0 million as compared to $22.6 million for the same period last year. The increase in costs was attributable to the drilling of deeper, more complex wells during the first half of 1997 when compared to the first half of 1996. Staff costs increased primarily as a result of higher consulting and contracting services.

     Selling, general and administrative costs for the first six months of 1997 increased $4.1 million to $31.2 million as compared to the same time period last year primarily as a result of ramping-up Vastar Gas Marketing and Vastar Power Marketing activities, implementation of improved computer and software technology and general cost increases.

     For the first half of 1997 taxes other than income taxes increased $4.9 million, or 25 percent, as compared to the same time period last year. The increase is primarily a result of higher production taxes driven by higher product prices.

     The income tax provision of $2.6 million in the first six months of 1997 reflected higher pre-tax earnings as compared to the $2.0 million benefit for the same period in 1996. The income tax provision for first half of 1997 and the benefit for the first half of 1996 included the net benefit of $42.4 million and $41.4 million, respectively, of Internal Revenue Code Section 29 tax credits for non-conventional fuels. In the first quarter of 1997, ARCO and Vastar agreed to a second amendment to the Tax Sharing Agreement. The amendment removed certain limitations under the original agreement and generally allows Vastar to receive payment for all Section 29 credits in the year generated. In return the Company agreed to a 3.25 percent reduction in the tax payment it receives for credits generated from properties acquired by the Company before June 1, 1995. ARCO and Vastar also agreed to apply the same 3.25 percent reduction to the $61.4 million of Section 29 credits carried forward as of December 31, 1996, in exchange for a $59.4 million tax payment received in the first quarter 1997. Accordingly, the first quarter 1997 tax provision included $2.0 million of tax expense related to the amendment which consisted of a $59.4 million current tax benefit and a $61.4 million deferred tax expense.

LIQUIDITY AND CAPITAL RESOURCES.

     In the first half of 1997, cash flow from operations was $372.1 million, compared to $295.0 million for the same period in 1996. This increase was primarily due the receipt of $59.4 million from ARCO in the first quarter of 1997 related to the second amendment to the Tax Sharing Agreement and higher product prices.

     Net cash used by investing activities in 1997 was $226.9 million, basically flat as compared to the first half 1996.


     The following table summarizes the Company's capital investments for the comparative periods.

                            CAPITAL SPENDING SUMMARY

                                     Three Months Ended     Six Months Ended
                                          June 30,               June 30,
                                      -----------------     -----------------
(Millions of dollars)                  1997       1996       1997       1996
                                      ------     ------     ------     ------

Exploratory drilling................. $  26.1    $  44.1    $  52.7    $  59.6
Development drilling.................    51.3       61.0       91.7      112.0
Property acquisitions................     6.7       47.6       69.0       51.5
Other additions.....................     12.6       11.2       26.0       23.6
                                      -------     ------    -------    -------
   Total additions to property,
          plant and equipment.......     96.7      163.9      239.4      246.7
Geological and geophysical..........      3.3        7.8       30.3       24.9
                                      -------    -------    -------    -------
   Total capital program............  $ 100.0    $ 171.7    $ 269.7    $ 271.6
                                      =======    =======    =======    =======

     Cash flow used by financing activities was $149.7 million in the first half of 1997, reflecting a $135.1 million pay down of long-term debt (net of new borrowings).

     The Company entered into an amended and restated revolving credit agreement dated as of March 31, 1997, which extended the term of Vastar's credit facility until March 31, 2002. As of June 30, 1997, the Company had no debt outstanding under this facility.

     The Company's ratio of earnings to fixed charges for the six months ended June 30, 1997 and 1996 was 6.1 and 5.2, respectively. This ratio was computed by dividing earnings by fixed charges. For this purpose, earnings include income before income taxes and fixed charges. Fixed charges include interest and amortization of debt expenses and the estimated interest component of rental expense.

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

     As a result of the various hedging transactions for natural gas and crude oil, the Company realized $18.2 million and $34.0 million of pre-tax losses in the first six months of 1997 and 1996, respectively. Since these transactions were considered to be hedges on production, these losses were included in sales and other operating revenues and were reflected in the average sales price of the particular products.

     The following table summarizes the Company's open positions as of June 30, 1997.

                                                    Average         Range of
Product/Location  Time Period                       Volume           Prices
----------------  ---------------------------     ----------   ----------------
                                                                    Per Mcf
                                                               ----------------
Gas/Henry Hub     July 1 to December 31, 1997      193 MMcfd     $1.90 -- $2.16
Gas/Henry Hub     January 1 to December 31, 1998   183 MMcfd     $1.95 -- $2.21
Gas/San Juan      July 1 to December 31, 1997      102 MMcfd     $1.80 -- $1.82

                                                                    Per Bbl
                                                               ----------------
Oil/Cushing       July 1 to December 31, 1997      7.5 MBbld   $19.00 -- $22.44

      Based on forward price quotes from brokers and NYMEX forward prices as of June 30, 1997, the deferred pre-tax loss to the Company for the hedged transactions for 1997 and 1998 would be $18.5 million for natural gas and crude oil. The actual gains or losses ultimately realized by the Company from such hedges may vary significantly from the foregoing amounts due to the volatility of the commodity markets.

     The Company continues to evaluate its hedging positions in light of current market conditions.

     The Company has long-term contracts with certain cogeneration facilities which have an approximate average remaining life of 13 years. These contracts cover an average of 75 MMcfd of the Company's natural gas production for the remaining term of the contracts at an average price of approximately $2.50, adjusted annually.

     During the second quarter of 1997, the Company's long-term sales commitments did not exceed the total of proprietary production and other natural gas production controlled through call rights with third-party producers and marketing agreements with the Company's royalty owners.

NEW ACCOUNTING STANDARD.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, ("SFAS 128"). This Statement specifies the computation, presentation and disclosure requirements for Earnings Per Share. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company does not expect the adoption of SFAS 128 to have a significant impact on its calculation of earnings per share.



















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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     There have been no material developments with respect to the Company's legal proceedings as previously reported in the Company's Form 10-K for the year ending December 31, 1996 and the Company's Form 10-Q for the quarter ending March 31, 1997.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company's Annual Meeting of Stockholders was held on May 21, 1997, in Houston, Texas. Stockholders voted on the election of eight directors for a one year term expiring in 1998 and the appointment of independent accountants for the year 1997. The voting results on these matters were as follows.

      (a)  Election of Directors:

                      Votes Received              Votes              Broker
Nominee                   For                   Withheld            Non-votes
----------------      --------------            --------            ---------
Jimmie D. Callison      95,226,728                69,054               -0-
Terry G. Dallas         95,173,904               121,878               -0-
Charles D. Davidson     95,176,029               119,753               -0-
Marie L. Knowles        95,173,412               122,370               -0-
Robert C. LeVine        95,226,513                69,269               -0-
William D. Schulte      95,226,755                69,027               -0-
Steven J. Shapiro       95,176,029               119,753               -0-
Michael E. Wiley        95,173,053               122,729               -0-

     (b) Approval of Appointment of Coopers & Lybrand L.L.P. as independent accountants of the Company:

          For:             95,281,150
          Against:             10,100
          Abstaining:           4,532
          Broker Non-Votes:       -0-

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          10.1   Amended and Restated Credit Agreement, dated as of March 31,
                 1997, among Vastar Resources, Inc., the Banks, the parties thereto, Morgan Guaranty Trust Company of New York, as Agent,
                 and the Co-Agents listed therein.
          10.2   Formation Agreement, dated as of August 8, 1997, by and
                 between SEI Holdings, Inc. and Vastar Resources, Inc.
          12     Computation of Ratio of Earnings to Fixed Charges.
          27     Financial Data Schedule.

     (b)  Reports on Form 8-K.

          The following Current Reports on Form 8-K were filed during the quarter ended June 30, 1997 and through the date hereof.

          Date of Report            Item No.        Financial Statements
          ---------------           --------        --------------------
          August 5, 1997                5           None

                                  SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 VASTAR RESOURCES, INC.
                                                     (Registrant)



Dated: August 14, 1997                           /s/ Joseph P. McCoy
                                             ------------------------------
                                                     Joseph P. McCoy
                                              Vice President and Controller
                                              (Duly Authorized Officer and
                                              Principal Accounting Officer)

Exhibit Index


Exhibit No.      Description
-----------      --------------------------------
    10.1         Amended and Restated Credit Agreement, dated as of March 31,
                 1997, among Vastar Resources, Inc., the Banks, the parties thereto, Morgan Guaranty Trust Company of New York, as Agent,
                 and the Co-Agents listed therein.
    10.2         Formation Agreement, dated as of August 8, 1997, by and
                 between SEI Holdings, Inc. and Vastar Resources, Inc.
    12           Computation of Ratio of Earnings to Fixed Charges.
    27           Financial Data Schedule.