Form 10-Q
period 1997-09-30
VASTAR RESOURCES INC
filed 1997-11-05
CIK 918252

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                               ----------------

                                   FORM 10-Q
                               ----------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                               ----------------

                 For the quarterly period ended September 30, 1997
                           Commission file number 1-13108
                               ----------------


                             VASTAR RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                               ----------------

                  Delaware                                95-4446177
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)

           15375 Memorial Drive
              Houston, Texas                                 77079
   (Address of principal executive offices)                (Zip code)
                               ------------------

                                 (281) 584-6000
               (Registrant's telephone number, including area code)
                               ------------------





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

      Number of shares of Common Stock, $.01 par value, outstanding as of September 30, 1997: 97,301,877.

                         PART I.  FINANCIAL INFORMATION

                             VASTAR RESOURCES, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                        CONSOLIDATED STATEMENT OF INCOME


                                        Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
                                        ------------------   ----------------
(Millions of dollars                     1997       1996      1997      1996
 except per share amounts)              -------    -------   -------   ------
REVENUES
Net sales and other operating
  revenues ............................ $226.4     $223.2    $724.8    $664.1
Other revenues ........................    5.4        2.8      20.5      18.4
                                        ------     ------    ------    ------
  Net revenues ........................  231.8      226.0     745.3     682.5
                                        ------     ------    ------    ------

EXPENSES
Operating expenses ....................   41.6       35.3     110.5     101.4
Exploration expenses ..................   37.5       49.2     134.4     124.2
Selling, general and administrative
  expenses ............................   15.5       15.9      46.7      43.0
Taxes other than income taxes .........   10.9       10.1      35.5      29.8
Depreciation, depletion and
  amortization ........................   69.1       69.4     212.8     205.0
Interest ..............................   11.5       13.2      35.9      38.9
                                        ------     ------    ------    ------
  Total expenses ......................  186.1      193.1     575.8     542.3
                                        ------     ------    ------    ------
Income before income taxes ............   45.7       32.9     169.5     140.2
Income tax benefit ....................  ( 6.7)     ( 8.7)    ( 4.1)   ( 10.7)
                                        ------     ------    ------    ------
Net income ............................ $ 52.4     $ 41.6    $173.6    $150.9
                                        ======     ======    ======    ======

Earned per share ...................... $ 0.54     $ 0.43    $ 1.78    $ 1.55
                                        ======     ======    ======    ======
Cash dividends paid per share
 of common stock ...................... $0.075     $0.075    $0.225    $0.225
                                        ======     ======    ======    ======








                  The accompanying notes are an integral part of the
                       consolidated financial statements.

                             VASTAR RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                           September 30,   December 31,
                                                               1997            1996
                                                          --------------   ------------
(Millions of dollars)
ASSETS
Current assets:
  Cash and cash equivalents .......................       $    14.4          $    21.9
  Accounts receivable:
    Trade .........................................            99.5              470.4
    Related parties ...............................            94.3               27.1
  Inventories .....................................            10.7               12.5
  Prepaid expenses and other assets ...............            83.1               74.6
                                                          ---------          ---------
  Total current assets ............................           302.0              606.5
Oil and gas properties and equipment, net..........         1,486.6            1,332.6
                                                          ---------          ---------
Total assets ......................................       $ 1,788.6          $ 1,939.1
                                                          =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................       $   241.7          $   469.6
  Accrued liabilities .............................            86.0               81.5
                                                          ---------          ---------
  Total current liabilities .......................           327.7              551.1

Long-term debt ....................................           636.3              778.4
Deferred liabilities and credits ..................           212.4              214.0
Deferred income taxes .............................           166.4              102.2

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized,
  110,000,000 shares; issued and
  outstanding, 97,301,877 shares as of
  September 30, 1997 and
  97,259,501 shares as of December 31, 1996 .......             1.0                1.0
Capital in excess of par value of stock ...........           454.8              454.1
Accumulated deficit ...............................           (10.0)            (161.7)
                                                          ---------          ---------
Total stockholders' equity ........................           445.8              293.4
                                                          ---------          ---------
Total liabilities and stockholders' equity ........       $ 1,788.6          $ 1,939.1
                                                          =========          =========


                 The accompanying notes are an integral part of the
                       consolidated financial statements.

                        VASTAR RESOURCES, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)


                                                           Nine Months Ended
                                                              September 30,
                                                           ------------------
                                                             1997       1996
(Millions of dollars)                                      -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................... $ 173.6    $ 150.9
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization ...............   212.8      205.0
  Deferred income taxes ..................................    64.2       (9.7)
  Dry hole expense and undeveloped leasehold amortization.    63.8       67.4
  Gain on asset sales ....................................   (13.7)     (12.3)
  Net change in accounts receivable, inventories
   and accounts payable ..................................    77.6        4.6
  Other ..................................................   (11.0)      (9.7)
                                                           -------    -------
Net cash provided by operating activities ................   567.3      396.2
                                                           -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties and equipment,
 including dry hole costs ................................  (407.8)    (412.8)
Proceeds from asset sales ................................    15.5       14.6
Other ....................................................   (19.2)       0.4
                                                           -------    -------
Net cash used by investing activities ....................  (411.5)    (397.8)
                                                           -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt issuance ....................   109.5       60.0
Repayments of long-term debt .............................  (251.6)     (20.0)
Dividends paid ...........................................   (21.9)     (21.9)
Other ....................................................     0.7        0.2
                                                           -------    -------
Net cash (used) received by financing activities .........  (163.3)      18.3
                                                           -------    -------

Net change in cash and cash equivalents ..................    (7.5)      16.7

Cash and cash equivalents at beginning of period .........    21.9        5.3
                                                           -------    -------
Cash and cash equivalents at end of period ............... $  14.4    $  22.0
                                                           =======    =======



                   The accompanying notes are an integral part of the
                       consolidated financial statements.

                             VASTAR RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  INTRODUCTION.

     The foregoing information is unaudited and has been prepared from the records of Vastar Resources, Inc. ("Vastar" or the "Company"). In the opinion of Vastar's management, the financial information reflects all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the Company's financial position and results of operations in conformity with generally accepted accounting principles. Such statements are presented in accordance with the requirements of Regulation S-X, which does not require all disclosures normally required by generally accepted accounting principles or those normally required by Form 10-K. These interim financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 1996, and the Notes thereto contained in the Company's Form 10-K and the interim financial statements and the Notes thereto contained in the Company's Forms 10-Q for the quarters ended March 31, 1997 and June 30, 1997, respectively. Certain previously reported amounts have been restated to conform with classifications adopted in 1997.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Principles of Consolidation.

     The consolidated financial statements include the accounts of all subsidiaries in which an interest is held. All material intercompany balances and transactions are eliminated. Investments in affiliates over which the Company can exercise influence and generally owns between 20 percent and 50 percent are accounted for using the equity method.

Hedging and Related Activities.

     The Company utilizes derivative instruments in the form of natural gas and crude oil price swap and price collar agreements to manage price risks associated with future crude oil and natural gas production and fixed-price crude oil and natural gas purchase and sales commitments. These agreements are accounted for as hedges using the deferral method of accounting. Gains and losses resulting from these transactions are deferred and included in other assets or accrued liabilities, as appropriate, until recognized as operating income in the Company's Consolidated Statement of Income as the physical production required by the contracts is delivered. The cash flow related to any recognized gains or losses associated with these hedges are reported as cash flow from operations. If the hedge is terminated prior to expected maturity, gains or losses are deferred and included in income in the same period as the physical production required by the contracts is delivered or received.

     The Company also uses derivative instruments in the form of interest rate swaps, primarily as a hedge against interest exposure on variable rate debt, and such agreements are accounted for as hedges using the accrual method of accounting. The differences to be paid or received on swaps designated as

                             VASTAR RESOURCES, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued.

Hedging and Related Activities - continued.

hedges are included in interest expense during the period to which the payment or receipt relates. The related amounts payable to, or receivable from, the counterparties are included in other assets or accrued liabilities. The cash flow related to any recognized gains or losses associated with these hedges are reported as cash flow from operations. The Company is currently not a party to any interest rate swaps.

     The conditions to be met for a derivative instrument to qualify as a hedge are the following: (1) the item to be hedged exposes the Company to price or interest rate risk; (2) the derivative instrument reduces the risk exposure and is designated as a hedge at the time it is entered into; and (3) at the inception of the hedge and throughout the hedge period there is a high correlation of changes in the market value of the derivative instrument and the fair value of the underlying items being hedged.

     When the designated item associated with a derivative instrument matures, is sold, extinguished or terminated, derivative gains or losses are recognized as part of the gain or loss on sale or settlement of the underlying item. When a derivative instrument is associated with an anticipated transaction that is no longer expected to occur or if correlation no longer exists, the gain or loss on the derivative is recognized in income to the extent the futures results have not been offset by the effects of price or interest rate changes on the hedged item since the inception of the hedge.

                             VASTAR RESOURCES, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)


NOTE 3.   NET SALES AND OTHER OPERATING REVENUES.

                                           Three Months Ended     Nine Months Ended
                                              September 30,         September 30,
                                          -------------------     -----------------
(Millions of dollars)                       1997       1996         1997      1996
                                          -------    --------     --------  -------
Sales and other operating revenues:
  Unrelated parties ................      $ 693.7   $ 773.1     $2,427.9  $2,062.3
  Related parties (1)...............        110.8      60.4        244.6     197.9
                                          -------   -------     --------  --------
     Total                                  804.5     833.5      2,672.5   2,260.2

Less:
  Purchases (2) ....................       (561.2)   (592.2)    (1,882.7) (1,549.0)
  Delivery expenses ................        (16.9)    (18.1)       (65.0)    (47.1)
                                          -------   -------     --------  --------
Net sales and
  other operating revenues .........      $ 226.4   $ 223.2     $  724.8  $  664.1
                                          =======   =======     ========  ========

-----------------

    (1) The weighted average lifting and purchase cost per Mcfe associated with proprietary production and third-party purchased volumes multiplied by the related party sales volumes results in average costs of $94.5 million and $35.6 million for the three months ended September 30, 1997 and 1996, respectively, and $180.5 million and $136.1 million for the nine months ended September 30, 1997 and 1996, respectively.

         The increase in related party sales is the result of the start-up of SCEM. For more details on the transaction refer to Footnote 9 of the Notes to Interim Consolidated Financial Statements contained within this Form 10-Q.

    (2) Includes purchases from related parties at a cost of $6.6 million and $6.8 million for the three months ended September 30, 1997 and 1996, respectively, and $14.6 million and $17.0 million for the nine months ended
September 30, 1997 and 1996, respectively.


                              VASTAR RESOURCES, INC.
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


NOTE 4.   EXPLORATION EXPENSES.


                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                     --------------------   -----------------
(Millions of dollars)                  1997       1996        1997      1996
                                     -------   ----------   -------   -------
Dry hole costs ....................  $  10.5   $  24.7      $  41.5   $  47.3
Geological and geophysical ........      7.2      10.0         37.5      34.9
Undeveloped leasehold amortization.      7.8       6.9         22.3      20.1
Staff .............................      9.7       5.0         27.4      17.5
Lease rentals .....................      2.3       2.6          5.7       4.4
                                     -------   -------      -------   -------
     Total ........................  $  37.5   $  49.2      $ 134.4   $ 124.2
                                     =======   =======      =======   =======


NOTE 5.  PER SHARE DATA.

     Earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents was not significant. The following table reflects the weighted average number of common shares outstanding for the specified periods.

                                            1997                1996
                                         ----------          ----------
Three months ended September 30, ......  97,276,147         97,259,501
Nine months ended September 30, .......  97,266,416         97,254,645



     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, ("SFAS 128"), which specifies the computation, presentation and disclosure requirements for Earnings Per Share. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company does not expect the adoption of SFAS 128 to have a significant impact on its calculation of earnings per share.

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

     Vastar and Atlantic Richfield Company ("ARCO") have agreements whereby Vastar has agreed to indemnify ARCO against certain claims or liabilities which ARCO may incur relating to ARCO's historical ownership and operation of Vastar's properties, including liabilities under laws relating to the protection of the environment and the workplace and liabilities arising out of certain litigation. Under those agreements, ARCO has agreed to indemnify Vastar with respect to other claims or liabilities and litigation matters not related to Vastar's business or properties reflected in the consolidated financial statements.

     Vastar entered into a Gas Purchase and Sale Agreement, effective September 1, 1997, with Southern Company Energy Marketing L.P. ("SCEM") for a primary term expiring on December 31, 2007, pursuant to which Vastar has committed to sell, and SCEM has committed to purchase (subject to certain partial releases or early termination), substantially all of the gas produced and owned or controlled by Vastar within the lower 48 states of the United States, Canada and Mexico, at market-based prices. The Gas Purchase and Sale Agreement excludes certain gas from the commitment and also reserves to Vastar certain rights, including gas processing rights. The agreement requires that Vastar make available to SCEM a minimum monthly quantity of gas which can be purchased by Vastar on the open market to supply SCEM, if necessary. For additional discussion of the marketing alliance, refer to Footnote 9 of the Notes to Interim Consolidated Financial Statements. The Gas Purchase and Sale Agreement is filed as an exhibit to this Form 10-Q.

     The Company also has long-term contracts with certain cogeneration facilities which have an approximate average remaining life of 13 years. These contracts cover an average of 75 MMcfd of the Company's natural gas production for the remaining term of the contracts at an average price of approximately $2.50 per Mcf, adjusted annually.

     In September 1996, the Company entered into a contract for the major upgrade and operation of a semisubmersible drilling rig for a three-year deep water drilling program in the Gulf of Mexico, commencing fourth quarter 1997. This contract along with other contracts for support equipment are anticipated to cost approximately $160 million over the term of the contract.

                              VASTAR RESOURCES, INC.
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

NOTE 7.  TAXES.
     The benefit for taxes on income is comprised of the following:

                                      Three Months Ended   Nine Months Ended
                                        September 30,         September 30,
                                     -------------------   ------------------
(Millions of dollars)                  1997       1996       1997      1996
                                     -------   ---------    -------   -------
Federal:
   Current ........................  $   0.6    $ ( 0.8)   $ (70.9)  $ ( 2.7)
   Deferred .......................     (8.3)     ( 8.7)      63.2     (11.4)
                                     -------    -------    --------  -------
     Total federal ................     (7.7)     ( 9.5)      (7.7)    (14.1)
                                     -------    -------    --------  --------

State:
   Current ........................      1.1       (0.5)       2.6       1.7
   Deferred .......................     (0.1)       1.3        1.0       1.7
                                     -------    -------    -------   -------
     Total state ..................      1.0        0.8        3.6       3.4
                                     -------    -------    -------   -------
Total income tax benefit ..........  $  (6.7)   $ ( 8.7)   $  (4.1)  $ (10.7)
                                     =======    =======    =======   =======


     Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the components of the federal income tax provision for the nine months ended September 30, 1997.

     A reconciliation of the income tax benefit as compared to the tax based on the federal statutory rate for the specified period is as follows:

                                      Three Months Ended      Nine Months Ended
                                         September 30,           September 30,
                                      -------------------    ------------------
(Millions of dollars)                   1997      1996         1997      1996
                                      --------   -------     -------   --------
Income before taxes ................  $  45.7    $  32.9     $ 169.5    $ 140.2
                                      =======    =======     =======    =======
Tax at 35% .........................  $  16.0    $  11.5     $  59.3    $  49.1
Increase (reduction) in taxes
   resulting from:
      State income taxes (net
         of federal effect) ........      0.6        0.5         2.3        2.3
      Tax credits and other ........    (23.3)     (20.7)      (65.7)     (62.1)
                                      -------    -------     -------    -------
   Income tax benefit...............  $  (6.7)   $ ( 8.7)    $  (4.1)   $ (10.7)
                                      =======    =======     =======    =======

                             VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 8. LONG-TERM DEBT.

     Long-term debt is comprised of the following:


                                        September 30,    December 31,
(Millions of dollars)                      1997             1996
                                        -------------    ------------
8.75% Notes, due in 2005................ $ 149.4         $ 149.4
6.95% Notes, due in 2006................    75.0            75.0
6.96% Notes, due in 2007................    75.0            ---
Commercial Paper........................   336.9           554.0
                                         -------         -------
Total................................... $ 636.3         $ 778.4
                                         =======         =======

NOTE 9.  SOUTHERN COMPANY ENERGY MARKETING L.P. ("SCEM").

     Effective September 1, 1997, the Company and SEI Holdings, Inc.("SEI"), a subsidiary of The Southern Company, through subsidiaries created Southern Company Energy Marketing L.P. ("SCEM" or the "Venture"). SCEM expects to provide energy trading, marketing and financial services and other energy-related commodities, products and services to wholesale and retail customers in North America.

     The Venture is a Delaware limited partnership in which Vastar Energy, Inc., a Delaware corporation and a wholly owned subsidiary of the Company ("Vastar Energy"), owns a 39.6 percent interest and SC Energy Ventures, Inc. a Georgia corporation and a wholly owned subsidiary of SEI ("Southern Ventures"), owns a 59.4 percent interest and Southern Company Energy Marketing G.P., L.L.C., a Delaware limited liability company (the "General Partner") owns a one percent interest. The General Partner is 40 percent owned by Vastar Gas Marketing, Inc., a Delaware corporation and a wholly owned subsidiary of the Company ("Vastar Gas") and 60 percent owned by SC Ashwood Holdings, Inc., a Georgia corporation and a wholly owned subsidiary of SEI ("Southern Ashwood").

     Under the terms of the "first closing" set forth in the Formation Agreement, dated August 8, 1997, between the Company and SEI (the "Formation Agreement"), Vastar contributed its gas marketing operations, including certain gas marketing contracts, a gas marketing computer system, working capital and fixed assets to the Venture. SEI contributed its gas marketing operations to the Venture and made a cash payment of $40 million into escrow for Vastar's account.

                            VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 9.  SOUTHERN COMPANY ENERGY MARKETING L.P. - continued.

     A "second closing" is scheduled to occur on January 5, 1998, effective January 1, 1998. At the second closing, the escrowed funds, along with accrued interest thereon, will be released to Vastar and Vastar will contribute additional gas marketing assets and its power marketing operations to the Venture. The Company expects to record an after tax gain of approximately $10-15 million in the first quarter of 1998 related to this transaction.
At the second closing, SEI will contribute its power marketing operations to SCEM.

     Vastar will not be contributing its long-term contracts with certain cogeneration facilities to the Venture. However, with respect to certain of such contracts, the Venture may act as the Company's agent with respect to the administration thereof and receive a fee for such services.

     For the first five years of operation, Vastar is guaranteed, subject to certain exceptions, a minimum earnings distribution from the Venture of $20 million for the year 1998, $20 million for the year 1999, $25 million for the year 2000, $30 million for the year 2001 and $30 million for the year 2002.

     As part of the transaction, the parties agreed that, on July 1, 2001, ownership in the Venture and the General Partner will change automatically such that Vastar Energy and Southern Ventures will own 24.75 percent and 74.25 percent, respectively, of the Venture (the General Partner's one percent interest in the Venture will not change), and Vastar Gas and Southern Ashwood will own 25 percent and 75 percent of the General Partner, respectively. No additional consideration will be received by Vastar in connection with this ownership change.

     During the year 2002, SEI has an option to purchase an additional five percent interest in the Venture from Vastar for $80 million (the "SEI Call Option") and on January 1, 2003, Vastar has an option to sell to SEI its remaining interest for $210 million (or $130 million if the SEI Call Option has been exercised). Under very limited conditions, SEI has an additional option to purchase Vastar's entire interest in the Venture commencing on September 1, 1997 and expiring on December 31, 2007, for $580 million (or $500 million if the SEI Call Option has been exercised) or a certain multiple of earnings, whichever is higher.

     In connection with the Formation Agreement, Vastar has entered into a Gas Purchase and Sale Agreement, effective September 1, 1997, with SCEM for a primary term expiring on December 31, 2007, pursuant to which Vastar has committed to sell, and SCEM has committed to purchase (subject to certain partial releases or early termination), substantially all of the gas produced and owned or controlled by Vastar within the lower 48 states of the United States, Canada and Mexico, at market-based prices. The Gas Purchase and Sale Agreement excludes certain gas from the commitment and also reserves to Vastar certain rights, including gas processing rights. The agreement will require that Vastar make available to SCEM a minimum monthly quantity of gas which can be purchased by Vastar on the open market to supply to SCEM, if necessary. The Gas Purchase and Sale Agreement is filed as an exhibit to this Form 10-Q.

     Vastar is accounting for its interest in the Venture using the equity method of accounting.

                             VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)




NOTE 10.  SUBSEQUENT EVENTS.

Dividend Declared.

    On October 15, 1997, the Company declared a quarterly dividend of $0.075 per share of common stock, payable on December 1, 1997, to stockholders of record on November 7, 1997.


Southern Company Energy Marketing L.P.

    On October 31, 1997, the Company and SEI Holdings, Inc. ("SEI") on behalf of their respective public utility subsidiaries, Vastar Power Marketing, Inc. and Southern Energy Trading and Marketing, Inc. received an order from the FERC approving, among other things, the transfer of the power marketing assets of SEI and the Company to Southern Company Energy Marketing L.P. This order was a condition precedent to the "second closing" described in Note 9 of these Notes to Interim Consolidated Financial Statements.

                             VASTAR RESOURCES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Sales and production volumes and average price statistics for the specified periods are as follows:

                                       Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                       ------------------    -----------------
                                         1997       1996       1997     1996
                                       -------     ------    -------   -------
Natural gas
  Sales (MMcfd)*.... ................    2,649      3,237      3,026    2,773
  Production (MMcfd) ................      888        866        881      878
  Average sales price (per Mcf) .....  $  2.13    $  2.06    $  2.32  $  2.16
  Average wellhead price (per Mcf) ..  $  1.86    $  1.73    $  1.96  $  1.65


Crude oil
  Sales (MBbld) .....................    103.5      102.0      101.4    102.5
  Production (MBbld) ................     33.6       34.3       34.4     34.5
  Average realized price (per Bbl)...  $ 19.59    $ 21.06    $ 21.24  $ 20.48

Natural gas liquids
  Production (MBbld) ................     16.0       17.0       16.8     14.2
  Average realized price (per Bbl) ..  $ 11.34    $ 13.81    $ 12.95  $ 13.60

Total Production (MMcfed/net) .......    1,186      1,174      1,188    1,170





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

The following table sets forth the statements of income for the specified periods:

                                     Three Months Ended        Nine Months Ended
                                       September 30,             September 30,
                                     ------------------       --------------------
(Millions of dollars)                  1997       1996           1997       1996
                                     -------    -------       ---------  ---------
REVENUES
Natural gas
  Sales ...........................  $ 519.2    $ 613.4       $ 1,918.3  $ 1,639.9
  Purchases .......................   (354.8)    (461.8)       (1,397.4)  (1,179.7)
  Delivery expenses ...............    (14.7)     (16.5)          (53.2)     (42.3)
                                     -------    -------       ---------  ---------
     Net sales - natural gas ......    149.7      135.1           467.7      417.9
                                     -------    -------       ---------  ---------

Crude oil
  Sales ...........................    178.4      195.9           556.9      564.3
  Purchases .......................   (116.7)    (128.5)         (353.4)    (367.4)
  Delivery expenses ...............     (1.2)      (1.0)           (4.2)      (3.5)
                                     -------    -------       ---------  ---------
     Net Sales - crude oil ........     60.5       66.4           199.3      193.4
                                     -------    -------       ---------  ---------

Natural gas liquids and other
  Sales ...........................    106.9       24.2           197.3       56.0
  Purchases and other costs .......    (90.7)      (2.5)         (139.5)      (3.2)
                                     -------    -------       ---------  ---------
     Net sales - NGLs and other ...     16.2       21.7            57.8       52.8
                                     -------    -------       ---------  ---------

Net sales and other operating
    revenues ......................    226.4      223.2           724.8      664.1
Other revenues ....................      5.4        2.8            20.5       18.4
                                     -------    -------       ---------  ---------
     Net revenues .................    231.8      226.0           745.3      682.5
                                     -------    -------       ---------  ---------
EXPENSES
Operating expenses ................     41.6       35.3           110.5      101.4
Exploration expenses ..............     37.5       49.2           134.4      124.2
Selling, general and administrative
  expenses ........................     15.5       15.9            46.7       43.0
Taxes other than income taxes .....     10.9       10.1            35.5       29.8
Depreciation, depletion and
  amortization ....................     69.1       69.4           212.8      205.0
Interest ..........................     11.5       13.2            35.9       38.9
                                     -------     ------       ---------  ---------
  Total expenses ..................    186.1      193.1           575.8      542.3
                                     -------     ------       ---------  ---------
Income before income taxes ........     45.7       32.9           169.5      140.2
Income tax benefit ................     (6.7)      (8.7)           (4.1)     (10.7)
                                     -------     ------       ---------  ---------
Net income ........................  $  52.4     $ 41.6        $  173.6  $   150.9
                                     =======     ======       =========  =========

IMPACT OF THE MARKETING ALLIANCE.

     Effective September 1, 1997, the Company and SEI Holdings, Inc.("SEI"), a subsidiary of The Southern Company, through subsidiaries created Southern Company Energy Marketing L.P. ("SCEM" or the "Venture"). Through its subsidiaries, Vastar will hold a 40 percent interest in the Venture, and SEI will hold a 60 percent interest.

     Under the terms of the "first closing" set forth in the Formation Agreement, dated August 8, 1997, between the Company and SEI (the "Formation Agreement"), SEI has paid into escrow $40 million for Vastar's account and Vastar and SEI have contributed certain gas marketing assets to the Venture.

     A "second closing" is scheduled to occur on January 5, 1998, effective January 1, 1998. At the second closing, the escrowed funds, along with interest, will be released to Vastar, and Vastar will contribute additional gas marketing assets and its power marketing operations to the Venture.
At the same time, SEI will contribute its power marketing operations to SCEM.

     The Company is accounting for its interest in the Venture using the equity method of accounting and therefore the Company's consolidated results will no longer reflect its gas marketing activities in the individual line items of the financial statements.

     For more details on the transaction refer to Footnote 9 of the Notes to Interim Consolidated Financial Statements contained in this Form 10-Q.


THIRD QUARTER 1997 VS. THIRD QUARTER 1996.

     Net income for the third quarter of 1997 was $52.4 million, compared to $41.6 million for the third quarter of 1996. The 26 percent increase in earnings was primarily the result of lower dry hole costs during the current period.

     Natural gas sales decreased by $94.2 million to $519.2 million in the third quarter of 1997 as compared to the same period last year. The lower revenues were primarily the result of a decrease in marketing sales volumes during September. Third quarter 1997 natural gas purchases decreased by $107.0 million from the third quarter of 1996 to $354.8 million primarily as a result of lower purchased volumes during the month of September. The decreases in gas sales and purchases were primarily the result of the start-up of SCEM.

     Average natural gas wellhead prices for the third quarter of 1997 increased $0.13 per Mcf to $1.86 per Mcf as compared to the same period last year. The price improvement was primarily the result of higher regional prices, especially in the San Juan Basin. Reflected in natural gas revenues and the average wellhead natural gas price for the third quarter of 1997 and 1996 was the unfavorable impact of $9.9 million and $9.2 million, respectively, related to the Company's hedging activities.

     Third quarter 1997 natural gas production averaged 888 MMcfd, slightly up from the third quarter of 1996. Volume increases from exploitation efforts in the San Juan Basin, recompletions at Mustang Island 805 and 1996 redevelopment efforts at High Island 24L, more than offset natural field declines.

     Crude oil sales in the third quarter of 1997 were $178.4 million, down $17.5 million from the same period last year primarily as a result of lower market prices.

     Crude oil production for the third quarter of 1997 decreased slightly as compared to the same period last year. Production increases at Eugene Island 175 and West Cameron 66 nearly offset natural field declines.

     Net sales for natural gas liquids (NGLs) and other products were down from the third quarter of 1997 as compared to the same period last year. The decrease is a result of an 18 percent decrease in average NGL prices and a slight decrease in NGL production available for sale.

     Also included in net sales for NGLs and other products is approximately $89 million of sales and $89 million of purchases and other costs related to power marketing activities during the third quarter of this year.

     Operating expenses for the third quarter were $41.6 million up $6.3 million from the same period last year. The increase is a result of maintenance and workover activities primarily in the South Pass 60 and the San Juan Basin fields.

     Third quarter 1997 exploration expenses were $37.5 million, down from $49.2 million reported for the same period in 1996. Dry hole costs for the third quarter 1997 were $14.2 million lower as compared to the same period last year due to favorable drilling results. Partially offsetting the decrease was a $4.7 million increase in staff costs due to increased staffing levels to support the Company's expanded exploration program.

     The income tax benefit of $6.7 million in the third quarter of 1997 was less than the same period last year because of higher pre-tax earnings as compared to the same period in 1996. The income tax benefit for third quarter 1997 and 1996 included the net benefit of $23.6 million and $21.1 million, respectively, of Internal Revenue Code Section 29 tax credits for non-conventional fuels.

NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. NINE MONTHS ENDED SEPTEMBER 30, 1996.

     Net income for the nine months ended September 30, 1997 was $173.6 million, compared to $150.9 million for the same period last year. The increase in earnings was primarily the result of higher revenues, partially offset by an increase primarily in operating and exploration expenses.

     Net sales and other operating revenues increased by $60.7 million to $724.8 million for the first nine months of 1997, as compared to the same period last year, primarily as a result of higher natural gas and crude oil prices and higher NGL volumes.

     Natural gas sales increased by $278.4 million to $1,918.3 million for the first nine months of 1997 as compared to the same period last year. The higher revenues were primarily the result of higher commodity prices for natural gas throughout the first nine months of 1997. Natural gas sales volumes rose through the first eight months of 1997, declining in September as a result of the start-up of SCEM.

     For the first nine months of 1997, gas purchases increased by $217.7 million to $1,397.4 million from the same period last year. This increase was primarily a result of higher purchased volumes through the first eight months of 1997. Natural gas purchased volumes declined in September as a result of the start-up of SCEM.

     Average natural gas wellhead prices for the first nine months of 1997 increased $0.31 per Mcf to $1.96 per Mcf as compared to the same period last year. The price improvement was primarily the result of higher regional prices, especially in the San Juan Basin. Reflected in natural gas revenues and the average natural gas wellhead prices for the first nine months of 1997 and 1996 was the unfavorable impact of $28.1 million and $43.2 million, respectively, related to the Company's hedging activities.

     Natural gas production for the first nine months of 1997 averaged 881 MMcfd, essentially the same volume reported for the first nine months of 1996. Volume increases resulted from 1996 redevelopment efforts at High Island 24-L, the continued ramp-up of Vastar's San Juan Basin area gas rate and the start-up of Mobile Bay 904 more than offset natural field declines.

     Crude oil sales in the first nine months of 1997 decreased slightly to $556.9 million as compared to the same period last year primarily due to lower volumes available for sale.

     Crude oil production for the first nine months of 1997 was essentially the same as compared to the first nine months of 1996. The results of development efforts at Eugene Island 175 and South Pass 60 offset natural field declines.

     Net sales for NGLs and other products increased for the first nine months of 1997 as compared to the first nine months of 1996 primarily as a result of higher NGLs production. NGLs production averaged 16.8 MBbld, up 18 percent from the same period last year. The increase reflects increased processing of Mid-Continent and Gulf Coast area gas.

     Also included in net sales for NGLs and other products is approximately $131 million of sales and $131 million of purchases and other costs related to power marketing activities during the third quarter of this year.

     Operating expenses for the first nine months were $110.5 million, up $9.1 million from the same period last year. The increase was primarily the result of maintenance and workover activities primarily in the South Pass 60 and the San Juan Basin fields.

     Exploration costs during the first nine months of 1997 increased $10.2 million compared to the same period in 1996. This increase was primarily a result of increased staffing levels and contracting services necessary to support the Company's expanded exploration program. The increase in exploration staff costs was partially offset by lower dry hole costs for the first nine months of 1997 due to favorable drilling results in the third quarter of 1997.

     For the first nine months of 1997, taxes other than income taxes increased $5.7 million, or 19 percent, as compared to the same period last year. The increase is primarily a result of higher production taxes driven by higher natural gas and crude prices.

     The income tax benefit of $4.1 million in the first nine months of 1997 reflected higher pre-tax earnings as compared to the $10.7 million benefit for the same period in 1996. The income tax benefit for first nine months of 1997 and 1996 included the net benefit of $66.1 million and $62.5 million, respectively, of Internal Revenue Code Section 29 tax credits for non-conventional fuels.

     In the first quarter of 1997, ARCO and Vastar agreed to a second amendment to the Tax Sharing Agreement. The amendment removed certain limitations under the original agreement and generally allows Vastar to receive payment for all
Section 29 credits in the year generated. In return, the Company agreed to a
3.25 percent reduction in the tax payment it receives for credits generated from properties acquired by the Company before June 1, 1995. ARCO and Vastar also agreed to apply the same 3.25 percent reduction to the $61.4 million of Section 29 credits carried forward as of December 31, 1996, in exchange for a $59.4 million payment received by Vastar in the first quarter 1997. Accordingly, the first quarter 1997 tax provision included $2.0 million of tax expense related to the amendment which consisted of a $59.4 million current tax benefit and a $61.4 million deferred tax expense.

LIQUIDITY AND CAPITAL RESOURCES.

     In the first nine months of 1997, cash flow from operations was $567.3 million, compared to $396.2 million for the same period in 1996. This increase was primarily due to higher product prices, the receipt of $59.4 million related to the second amendment to the Tax Sharing Agreement, and lower working capital levels from the end of the year.

     Net cash used by investing activities in 1997 was $411.5 million, as compared to $397.8 million for the same period last year. The increase from period to period was primarily the result of the Company's investment in SCEM.

     Property acquisitions in the third quarter of 1997 included approximately $22.0 million for the purchase of 33 tracts in the August 27, 1997 Outer Continental Shelf (OCS), Western Gulf of Mexico Oil and Gas Lease Sale 168. The Company was apparent high bidder on each of these tracts and the prescribed award review process of the Minerals Management Service of the U.S. Department of Interior is still ongoing with respect to some of the tracts.

     The following table summarizes the Company's capital investments for the comparative periods.


CAPITAL SPENDING SUMMARY
                                     Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                     -------------------    ------------------
(Millions of dollars)                  1997       1996       1997        1996
                                     --------    -------    -------    -------
Exploratory drilling................  $  35.6    $  36.2    $  88.3    $  95.8
Development drilling................     74.5       50.9      166.2      162.9
Property acquisitions...............     30.9       61.0       99.9      112.5
Other additions.....................     27.4       18.0       53.4       41.6
                                      -------     ------    -------    -------
   Total additions to property,
          plant and equipment.......    168.4      166.1      407.8      412.8
Geological and geophysical..........      7.2       10.0       37.5       34.9
                                      -------    -------    -------    -------
   Total capital program............  $ 175.6    $ 176.1    $ 445.3    $ 447.7
                                      =======    =======    =======    =======

     Cash flow used by financing activities was $163.3 million in the first nine months of 1997, reflecting a $142.1 million reduction of long-term debt (net of new borrowings).


     The Company's ratio of earnings to fixed charges for the nine months ended September 30, 1997 and 1996 was 5.7 and 4.6, respectively. This ratio was computed by dividing earnings by fixed charges. For this purpose, earnings include income before income taxes and fixed charges. Fixed charges include interest and amortization of debt expenses and the estimated interest component of rental expense.


RISK MANAGEMENT.

     From time to time, the Company uses various hedging arrangements, predominantly natural gas and crude oil price swaps, to manage the Company's exposure to price risk from its natural gas and petroleum liquids production. These hedging arrangements have the effect of locking in for a specified period (at predetermined prices or ranges of prices) the prices the Company will receive for the volumes to which the hedges relate. As a result, while these hedging arrangements are structured to reduce the Company's exposure to decreases in price associated with the hedged commodity, they can also limit the benefit the Company might otherwise have received from any price increases associated with the hedged commodity.

     As a result of the various hedging transactions for natural gas and crude oil, the Company realized $28.1 million and $45.5 million of pre-tax losses in the first nine months of 1997 and 1996, respectively. Since these transactions were considered to be hedges on production, these losses were included in sales and other operating revenues and were reflected in the average sales price of the associated products.

     The following table summarizes the Company's open positions as of September 30, 1997.

                                                    Average         Range of
Product/Location  Time Period                       Volume           Prices
----------------  ---------------------------     ----------   ----------------
                                                                    Per Mcf
                                                               ----------------
Gas/Henry Hub     October 1 to December 31, 1997   250 MMcfd     $1.90 -- $2.90
Gas/Henry Hub     January 1 to December 31, 1998   201 MMcfd     $1.95 -- $2.71
Gas/San Juan      October 1 to December 31, 1997    93 MMcfd     $1.80 -- $1.82

                                                                    Per Bbl
                                                               ----------------
Oil/Cushing       October 1 to December 31, 1997   5.0 MBbld   $19.75 -- $22.44
Oil/Cushing       January 1 to March 31, 1998      5.0 MBbld   $20.00 -- $22.50


      Based on forward price quotes from brokers and NYMEX forward prices as of September 30, 1997, the deferred pre-tax loss to the Company for the hedged transactions for 1997 and 1998 would be $49.2 million for natural gas and crude oil. The actual gains or losses ultimately realized by the Company from such hedges may vary significantly from the foregoing amounts due to the volatility of the commodity markets.

     The Company continues to evaluate its hedging positions in light of current market conditions.

     The Company has long-term contracts with certain cogeneration facilities which have an approximate average remaining life of 13 years. These contracts cover an average of 75.0 MMcfd of the Company's natural gas production for the remaining term of the contracts at an average price of approximately $2.50 per Mcf, adjusted annually.

     During the third quarter of 1997, the Company's long-term sales commitments did not exceed the total of proprietary production and other natural gas production controlled through call rights with third-party producers and marketing agreements with the Company's royalty owners.

NEW ACCOUNTING STANDARD.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, ("SFAS 128"), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company does not expect the adoption of SFAS 128 to have a significant impact on its calculation of earnings per share.

                           ------------------------
     Management cautions against projecting any future results based on present earnings levels because of economic uncertainties, the extent and form of existing or future governmental regulations and other possible actions by governments as well as certain assumptions, risks and uncertainties associated with the Company's business including those detailed on pages 11-13 of the Company's Report on Form 10-K for the year ended December 31, 1996.


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

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

     There have been no material developments with respect to the Company's legal proceedings as previously reported in the Company's Form 10-K for the year ending December 31, 1996 and the Company's Forms 10-Q for the quarters ending March 31, 1997 and June 30, 1997, except with respect to the Company's submission to the Environmental Protection Agency ("EPA"). On September 17, 1997, in connection with a settlement which the Company reached with the EPA, the Company received an Order from the United States District Court for the District of Colorado terminating the Consent Decree and dismissing with prejudice the claims by the United States against the Company. This represents the final resolution of the matter.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

              10     Gas Purchase and Sale Agreement, dated effective as of
                     September 1, 1997, by and between Vastar Resources, Inc.
                     and Southern Company Energy Marketing L.P.
              12     Computation of Ratio of Earnings to Fixed Charges
              27     Financial Data Schedule


     (b)  Reports on Form 8-K.

      Date of Report                Item No.              Financial Statements
      --------------                --------              --------------------
      August 5, 1997                   5                         None

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              VASTAR RESOURCES, INC.
                                                   (Registrant)



Dated: November 5, 1997                          /s/ JOSEPH P. MCCOY
                                              ------------------------------
                                                     Joseph P. McCoy
                                              Vice President and Controller
                                              (Duly Authorized Officer and
                                              Principal Accounting Officer)

                                Exhibit Index


Exhibit No.      Description
-----------      -----------
    10           Gas Purchase and Sale Agreement, dated effective as of
                 September 1, 1997, by and between Vastar Resources, Inc.
                 and Southern Company Energy Marketing L.P.
    12           Computation of Ratio of Earnings to Fixed Charges.
    27           Financial Data Schedule.
