Form 10-K405
period 1997-12-31
VASTAR RESOURCES INC
filed 1998-03-06
CIK 918252

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 -------------

                                     1997
                                   FORM 10-K

                                 -------------

(MARK ONE)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER 1-13108

                            VASTAR RESOURCES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 -------------

              DELAWARE                           95-4446177
  (State or other jurisdiction of   (I.R.S. Employer Identification No.)
   incorporation or organization)

        15375 MEMORIAL DRIVE
           HOUSTON, TEXAS                          77079
  (Address of principal executive                (Zip Code)
              offices)

                                (281) 584-6000
             (Registrant's telephone number, including area code)

                                 -------------

          Securities registered pursuant to Section 12(b) of the Act:

                TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                       -----------------------------------------
       Common Stock, Par Value $.01 Per Share                      New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the registrant's voting stock held by non-affiliates on February 27, 1998, based on the closing price on the New York Stock Exchange composite tape on that date of $37 3/16, was $643,112,295.

  As of February 27, 1998, there were 97,304,127 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive proxy statement for the 1998 Annual Meeting of Stockholders to be held on May 20, 1998, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

   ITEM                                                                     PAGE
   ----                                                                     ----
                                       PART I
 1. and 2. Business and Properties.......................................     1
           General Development of Business...............................     1
           Producing Properties and Exploitation Assets..................     1
           Exploration...................................................     3
           Historical Results............................................     4
           Reserve Replacement...........................................     4
           Proved Reserves...............................................     5
           Marketing.....................................................     5
           Risk Management...............................................     7
           Competition...................................................     7
           Seasonality...................................................     8
           Regulation....................................................     8
           Section 29 Tax Credits........................................     8
           Human Resources...............................................     9
           Safe Harbor Cautionary Statement..............................     9
     3.    Legal Proceedings.............................................    12
     4.    Submission of Matters to a Vote of Security Holders...........    12
           Executive Officers of the Registrant..........................    13
                                       PART II
     5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.......................................................    15
     6.    Selected Financial Data.......................................    15
     7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................    16
    7A.    Quantitative and Qualitative Disclosures About Market Risk....    22
     8.    Financial Statements and Supplementary Data...................    23
     9.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure......................................    48
                                      PART III
    10.    Directors and Executive Officers of the Registrant............    49
    11.    Executive Compensation........................................    49
    12.    Security Ownership of Certain Beneficial Owners and
           Management....................................................    49
    13.    Certain Relationships and Related Transactions................    49
                                       PART IV
    14.    Exhibits, Financial Statement Schedules and Reports on Form
           8-K...........................................................    50

                                    PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES.

GENERAL DEVELOPMENT OF BUSINESS

  Vastar Resources, Inc. ("Vastar" or the "Company") was incorporated in Delaware in September 1993 and is one of the nation's leading independent oil and gas (non-integrated) exploration and production companies. Vastar's operations are concentrated in four premier producing regions of the United States -- the Gulf of Mexico, Gulf Coast, San Juan Basin and Mid-Continent. Vastar markets substantially all of its natural gas through Southern Company Energy Marketing L.P. ("SCEM"), a limited partnership owned by subsidiaries of Vastar and The Southern Company. Vastar currently owns a 40 percent interest in SCEM. Vastar directly markets its crude oil and natural gas liquids nationwide. See "Marketing" below for further information.

  Vastar primarily draws from its inventory of internally generated prospects in order to find and develop reserves utilizing, where appropriate, cost-effective advances in technology to reduce the risks associated with gas and oil exploration and development. As of December 31, 1997, the Company had proved reserves of approximately 3,153 Bcfe*. The Company's capital program for 1997 was $671.9 million. Vastar treats all of its operations as one business segment.

  Atlantic Richfield Company ("ARCO") owns 80,000,001 shares or 82.2 percent of Vastar's outstanding Common Stock. For additional information relating to certain relationships between the Company and ARCO, including potential conflicts of interest, see Note 5 of the Notes to Consolidated Financial Statements and Item 13 in this Annual Report on Form 10-K (this "Form 10-K").

PRODUCING PROPERTIES AND EXPLOITATION ASSETS

  The Company's four principal producing areas are offshore in the Gulf of Mexico, the Gulf Coast region (south Texas, southeast Texas and south Louisiana), the San Juan/Rockies region (northwest New Mexico, southwest Colorado and Wyoming) and the Mid-Continent region (northeast Texas, Oklahoma, northern Louisiana, Arkansas and Kansas). The Company's reserves as of December 31, 1997, and average production during 1997 for each of these four areas are as follows:

                              DECEMBER 31, 1997               1997
                                   RESERVES            AVERAGE PRODUCTION
                            ----------------------  --------------------------
                             GAS   LIQUIDS* TOTAL     GAS    LIQUIDS   TOTAL
                            (BCF*) (MMBBL*) (BCFE*) (MMCFD*) (MBBLD*) (MMCFED*)
                            ------ -------- ------  -------  -------  --------
   Gulf of Mexico..........   633    79.9   1,112     334     34.9       543
   Gulf Coast..............   169    29.6     347      81      8.4       131
   San Juan/Rockies........   816     0.9     821     269      0.3       271
   Mid-Continent...........   761    18.6     873     198      7.1       241
                            -----   -----   -----     ---     ----     -----
       Total............... 2,379   129.0   3,153     882     50.7     1,186

  The Company's natural gas and liquids production for each of the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                               1997  1996  1995
                                                               ----- ----- -----
   Natural Gas Production (MMcfd)
     Gulf of Mexico...........................................   334   337   328
     Gulf Coast...............................................    81    95   106
     San Juan/Rockies.........................................   269   240   188
     Mid-Continent............................................   198   200   188
                                                               ----- ----- -----
       Total..................................................   882   872   810
   Liquids Production (MBbld).................................  50.7  48.8  45.3
   Total Production (MMcfed).................................. 1,186 1,165 1,082

------
* As used herein, the terms "Bcf," "MMcf" and "Mcf" mean billion, million and thousand cubic feet, respectively; the terms "Bcfd," "MMcfd" and "Mcfd" mean billion, million and thousand cubic feet per day, respectively; the terms "Bcfe," "MMcfe" and "Mcfe" mean billion, million and thousand cubic feet equivalent, respectively; the terms "MMBbl" and "MBbl" mean million and thousand barrels, respectively; the term "Bbl" means barrel; the terms "MMBbld" and "MBbld" mean million and thousand barrels per day, respectively; the term "MMcfed" means million cubic feet equivalent per day; the term Btu means British thermal unit; the term "MMBtu" means million British thermal units; and the term "Boe" means barrel of oil equivalent. In calculating Mcf and Bbl equivalents, one Bbl is equal to six Mcf. The word "liquids" as used alone herein refers to crude oil and natural gas liquid products.


------

  The Company's average prices of natural gas, crude oil and natural gas liquids and average costs per unit for each of the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
   Average sales price per Mcf of natural gas....... $   2.38 $   2.34 $   1.63
   Average wellhead price per Mcf of natural gas.... $   2.03 $   1.81 $   1.38
   Average realized price per Bbl of crude oil...... $  20.93 $  21.49 $  18.43
   Average realized price per Bbl of natural gas
    liquids......................................... $  13.24 $  15.01 $  11.39
   Average production cost per Mcfe(1).............. $   0.47 $   0.42 $   0.41
   Average selling, general and administrative
    expenses per Mcfe............................... $   0.15 $   0.14 $   0.13

------
(1) Includes operating expenses and taxes other than income taxes.

  The average sales price per Mcf of natural gas is determined by dividing total gas sales revenue by total gas sales volume. Average wellhead price per Mcf of natural gas is determined by dividing total sales revenues, less purchase cost, transportation expense and aggregate gas marketing margin, by production volume. Average realized price per Bbl of crude oil and natural gas liquids, as applicable, is determined by dividing total sales revenue, less purchase cost and transportation expense, by production volume. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for further information.

 Gulf of Mexico

  Through its predecessors, the Company has been involved in exploration and exploitation of properties in the Gulf of Mexico since the 1950s. In general, Vastar's properties in the Gulf of Mexico are characterized by prolific reservoirs with high production rates, which therefore tend to deplete more rapidly than the Company's onshore properties.

  The Company's current production portfolio in the Gulf of Mexico includes 25 key fields operated by Vastar and 12 operated by others. The Company also has an ownership interest in four gas processing plants, which process gas produced primarily from the Gulf of Mexico. The Company's assets in the Gulf of Mexico represented 35 percent of the Company's total reserves as of December 31, 1997. Approximately 70 percent of the Company's total 1997 capital program was invested in this region.

 Gulf Coast

  The Company's properties in the Gulf Coast area include 13 key fields. The Company also has an ownership interest in three gas processing plants in southeast Texas and south Louisiana and approximately 0.9 million net acres of mineral fee acreage located primarily in southeast Texas. Most of the Company's properties in this area have been producing gas since the 1940s and 1950s and are relatively mature.

  The Company operates approximately 76 percent of its production in the Gulf Coast area. The Company's assets in the Gulf Coast area represented 11 percent of the Company's reserves as of December 31, 1997. Approximately nine percent of the Company's total 1997 capital program was invested in this region.

 San Juan/Rockies

  The San Juan Basin, located in southwestern Colorado and northwestern New Mexico, is one of the largest gas basins in the United States in terms of proved reserves. Development of the Company's properties in the San Juan Basin's Fruitland coal seam began in the late 1980s. The Company's production from the coal seam fields, specifically the Ignacio Blanco Fruitland field (located in southwestern Colorado) and Basin Fruitland field (located in northwestern New Mexico), is long-lived. Vastar also has remaining reserves in the conventional reservoirs in the San Juan Basin, which are also long-lived. In addition, the Company also has minor production in the Powder River Basin in Wyoming. The Company's assets in the San Juan/Rockies area represented 26 percent of the Company's reserves as of December 31, 1997. Approximately eight percent of the Company's total 1997 capital program was invested in this region.

  Most of the Company's Fruitland coal formation production in the San Juan Basin qualifies for Internal Revenue Code Section 29 coal seam tax credits against regular federal income tax, which are available through 2002. During 1997, the Company realized Section 29 tax credits for all qualified production, including production from the Fruitland coal formation, of approximately $91.7 million. See "Section 29 Tax Credits" below for further information.


                                                                         ------

 Mid-Continent

  The Company's properties in the Mid-Continent region include 23 key fields located primarily in the Hugoton, Arkoma and Ardmore basins, and the Arklatex areas. These properties are characterized by relatively long-lived production, shallow decline rates and low lease operating costs. In addition, the Company has an ownership interest in three gas processing plants in this region.

  The Company's assets in the Mid-Continent area represented 28 percent of the Company's reserves as of December 31, 1997. Approximately 13 percent of the Company's total 1997 capital program was invested in this region.

EXPLORATION

 Exploration Assets

  The Company holds 3.8 million net acres located primarily in its core areas. At December 31, 1997, this land position included 2.5 million net undeveloped acres, including mineral fee acreage totaling 1.0 million net undeveloped acres. This land position provides the resource base for the Company's exploration prospects.

  The following table summarizes the Company's acreage position as of December 31, 1997.(/1/)

                                           DEVELOPED ACREAGE UNDEVELOPED ACREAGE
                                           ----------------- -------------------
                                            GROSS     NET      GROSS      NET
                                           ----------------- -------------------
                                                      (IN THOUSANDS)
   Gulf of Mexico.........................      452      273     1,277       944
   Arkansas...............................       23       11        85        46
   Colorado...............................       51       46         1         1
   Kansas.................................      160      117        75        29
   Louisiana..............................      125       87        81        45
   Mississippi............................       28        8        54        16
   Montana................................        0        0       170        72
   New Mexico.............................      115       44         0         0
   Oklahoma...............................      333      223       151        56
   Texas..................................      825      499     1,435       981
   Wyoming................................       22       12       330       251
   Other..................................       10        8       172        65
                                           -------- -------- --------- ---------
   Total..................................    2,144    1,328     3,831     2,506

------
(1) Does not include 121 thousand gross and 73 thousand net undeveloped acres in the Gulf of Mexico purchased in 1997, but as to which the Company does not receive ownership rights until 1998.

  Approximately six percent of Vastar's undeveloped net acreage as of December 31, 1997, will expire in each of the next five years.

  The Company was active in offshore lease sales in 1997, purchasing approximately 0.3 million net acres for approximately $81 million. At December 31, 1997, the Company's Gulf of Mexico holdings were slightly over 1.2 million net developed and undeveloped acres.

  As of December 31, 1997, the Company owned or had rights to 3-D seismic data covering approximately 3,659 blocks offshore and 1,793 square miles onshore and 1.7 million miles of 2-D seismic data covering its producing properties and unexplored acreage in its portfolio and other acreage.

  A significant portion of the property acquired in offshore lease sales and 3-D seismic data purchased in 1997 was in Gulf of Mexico water deeper than 200 meters (known as "deepwater"). These purchases resulted in substantial additions to the Company's inventory of deepwater prospects, adding 53 deepwater blocks and 3-D seismic data relating to 1,177 blocks. As of December 31, 1997, the Company had approximately 84 deepwater blocks comprised of approximately 0.3 million net undeveloped acres and approximately 1,900 blocks of 3-D seismic in the deepwater Gulf of Mexico. Capital expenditures for the deepwater program in 1997 were $106.7 million. In September 1996, the Company entered into a contract for the major upgrade and operation of the semisubmersible rig Ocean Victory for a three-year deepwater drilling program in the Gulf of Mexico. In November 1997, the Company commenced its Gulf of Mexico deepwater drilling program using the Ocean Victory with the spudding of the King Prospect (Mississippi Canyon 764) in which the Company holds a 50 percent working interest. As of the date hereof, the Company had no production in the Gulf of Mexico deepwater. See Note 19 of the Notes to the Consolidated Financial Statements in this Form 10-K for a discussion of subsequent events relating to the status of the Ocean Victory.

 1997 Activity

  During 1997, 51 gross (33 net) exploratory wells were decisioned, resulting in 28 gross (18 net) discoveries. Four of the discovery wells provide follow-up opportunities which the Company expects to pursue in 1998.


------

HISTORICAL RESULTS

  Vastar's exploration and development drilling activity (including recompletions) since 1995 is set forth in the following table.

                                                     1997      1996      1995
                                                   --------- --------- ---------
                                                   GROSS NET GROSS NET GROSS NET
                                                   ----- --- ----- --- ----- ---
         Exploratory Wells
           Productive.............................   28   18   27   17   21   15
           Dry....................................   23   15   44   29   40   26
                                                    ---  ---  ---  ---  ---  ---
             Total................................   51   33   71   46   61   41
         Development Wells
           Productive.............................  308  162  260  156  208  133
           Dry....................................   40   27   29   25   28   23
                                                    ---  ---  ---  ---  ---  ---
             Total................................  348  189  289  181  236  156

  The following table sets forth the approximate number of wells in progress of drilling, evaluation and testing, and suspended as of December 31, 1997.

                                                     DEVELOPMENT  EXPLORATORY
                                                        WELLS        WELLS
                                                     ------------ ------------
                                                     GROSS  NET   GROSS  NET
                                                     ------ ----- ------ -----
   Drilling.........................................     15    13      9     5
   Evaluation and testing...........................      0     0      1     1
   Suspended........................................      0     0      1     1

  The following table sets forth the number of productive gas and oil wells in which the Company owned an interest as of December 31, 1997.

                                                   COMPANY     TOTAL PRODUCTIVE
                                               OPERATED WELLS      WELLS(1)
                                               --------------- -----------------
                                                GROSS    NET    GROSS     NET
                                               --------------- -----------------
   Gas........................................   1,337   1,107    2,790    1,364
   Oil........................................     599     518    1,414      703
                                               ------- ------- -------- --------
     Total(1).................................   1,936   1,625    4,204    2,067
                                               ======= ======= ======== ========

------
(1) Includes approximately 280 gross (93 operated by Vastar) and 136 net (79 operated by Vastar) multiple completions.

RESERVE REPLACEMENT

  Producing gas and oil reservoirs are, in general, characterized by declining production rates. As a result of these decline trends, the Company must find and develop or acquire new reserves to offset natural field declines. In 1997, the Company increased proved reserves from a beginning of the year balance of approximately 2,916 Bcfe to an end of year balance of approximately 3,153 Bcfe. See Consolidated Financial Statements -- Supplemental Information -- Oil & Gas Producing Activities in this Form 10-K for further information.

  The following table sets forth the Company's historical finding and development costs, proved property acquisition costs and proved reserve additions for each of the years ended December 31, 1997, 1996 and 1995.

                                                            1997   1996   1995
                                                           ------ ------ ------
                                                               (MILLIONS OF
                                                                 DOLLARS)
   Finding and Development Costs
     Unproved property acquisition costs.................. $ 89.7 $ 68.3 $ 18.1
     Exploration costs....................................  228.1  213.5  171.8
     Development costs....................................  315.5  256.8  226.0
                                                           ------ ------ ------
       Total finding and development costs................  633.3  538.6  415.9
   Proved property acquisition costs......................   71.2   51.0   51.8
                                                           ------ ------ ------
       Total reserve replacement costs.................... $704.5 $589.6 $467.7
                                                           ====== ====== ======


                                                                         ------

                                                              1997  1996  1995
                                                              ----- ----- -----
   Proved Reserve Additions (Bcfe)
     Extensions and discoveries..............................   327   342   379
     Revisions...............................................   130   132   108
     Improved recovery.......................................    19    29     9
                                                              ----- ----- -----
       Total reserve additions, excluding purchases of
        minerals in place....................................   476   503   496
     Purchases of minerals in place..........................   213   129    87
                                                              ----- ----- -----
       Total reserve additions...............................   689   632   583
                                                              ===== ===== =====
   Finding and development costs (per Mcfe).................. $1.33 $1.07 $0.84
   Reserve replacement costs (per Mcfe)...................... $1.02 $0.93 $0.80

PROVED RESERVES

  The following table sets forth estimated net proved natural gas and liquids reserves of the Company as of December 31, 1997. Unless otherwise noted, all information in this Form 10-K relating to gas and oil reserves is based on estimates prepared by the Company and is net to the Company's interest.

                                                           PROVED RESERVES
                                                     ---------------------------
                                                     DEVELOPED UNDEVELOPED TOTAL
                                                     --------- ----------- -----
   Natural gas (Bcf)................................   1,954       425     2,379
   Liquids (MMBbl)..................................    96.0      33.0     129.0
   Total proved reserves (Bcfe)*....................   2,530       623     3,153

------
* In calculating Mcf and Bbl equivalents, one Bbl is equal to six Mcf.

  Proved natural gas and liquids reserve quantities are based on estimates prepared by the Company's engineers in accordance with guidelines established by the Securities and Exchange Commission (the "SEC") and approximately 61 percent were reviewed by Ryder Scott Company Petroleum Engineers ("Ryder Scott"), who are independent petroleum engineers. A copy of the review letter by Ryder Scott has been filed as an exhibit to this Form 10-K.

  The reserve data set forth in this Form 10-K represent estimates only. There are numerous uncertainties inherent in estimating quantities of proved natural gas and liquids reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary. In addition, the results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate, and such revisions may be material. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered.

  See Consolidated Financial Statements -- Supplemental Information -- Oil & Gas Producing Activities in this Form 10-K for further information.

MARKETING

  On August 8, 1997, the Company entered into a Formation Agreement (the "Formation Agreement") with Southern Energy, Inc. (formerly known as SEI Holdings, Inc.), a Delaware corporation and a subsidiary of The Southern Company ("SEI"), to combine certain natural gas and power trading and marketing operations of the two companies and to create a new energy services company. The new company is named Southern Company Energy Marketing L.P. ("SCEM" or the "Venture"). SCEM is managed, through subsidiaries, by SEI and Vastar and began gas marketing, effective September 1, 1997, and power marketing, effective January 1, 1998. SCEM is engaged in the business of trading and marketing natural gas, electricity and other energy-related commodities. SCEM also provides energy and energy-related commodities, products and services to wholesale and retail customers in North America.

  Pursuant to the Formation Agreement, SEI contributed its Atlanta-based energy marketing and trading operations, previously conducted by Southern Energy Trading and Marketing, Inc., to the Venture and Vastar contributed substantially all of the operations of its Vastar Gas Marketing, Inc. and Vastar Power Marketing, Inc. subsidiaries. Vastar's gas processing plant assets and related businesses and Vastar's contracts with cogeneration facilities were not contributed to the Venture. Under the terms of the transaction, SEI paid Vastar a cash payment of $40 million and has an initial 60 percent ownership interest in SCEM, with Vastar holding an initial 40 percent interest. On July 1, 2001, the interests of SEI and Vastar will shift to 75 percent and 25 percent, respectively.


------

  SCEM is a Delaware limited partnership in which: (i) Vastar Energy, Inc. ("VEI"), a Delaware corporation and an indirect subsidiary of Vastar, owns a
39.6 percent limited partnership interest, (ii) SC Energy Ventures, Inc. ("SCEV"), a Georgia corporation and an indirect subsidiary of The Southern Company, owns a 59.4 percent limited partnership interest and (iii) Southern Company Energy Marketing G.P., L.L.C., a Delaware limited liability company ("SCEM GP") is the general partner and owns a one percent interest. SCEM GP is 40 percent owned by Vastar Gas Marketing, Inc. ("Vastar Gas"), a Delaware corporation and an indirect subsidiary of Vastar, and 60 percent owned by SC Ashwood Holdings, Inc. ("SCAH"), a Georgia corporation and an indirect subsidiary of The Southern Company. On July 1, 2001, ownership in these entities changes automatically such that VEI and SCEV will own 24.75 percent and 74.25 percent of limited partnership interests in SCEM (SCEM GP's one percent of SCEM will not change) and Vastar Gas and SCAH will own 25 percent and 75 percent of SCEM GP. No additional consideration will be received by Vastar in connection with this ownership change. During the year 2002, SEI has an option to purchase an additional five percent interest in the Venture from Vastar for $80 million (the "SEI Call Option") and on January 1, 2003, Vastar has an option (the "Put Option") to sell to certain subsidiaries of SEI its remaining interest for $210 million (or $130 million if the SEI Call Option has been exercised). For the first five years of operation, Vastar is to receive, subject to certain exceptions, minimum cash distributions from the Venture of $20 million for the year 1998, $20 million for the year 1999, $25 million for the year 2000, $30 million for the year 2001 and $30 million for the year 2002. Under limited conditions, SEI has an additional option to purchase Vastar's entire interest in the Venture for $580 million (or $500 million if the SEI Call Option has been exercised) or a certain multiple of earnings, whichever is higher. This option expires December 31, 2007.

  In connection with SCEM's marketing and risk management activities, Vastar and SEI have agreed to guarantee certain obligations of SCEM. The total amount of guarantees which can be issued is set by the Board of Governors of SCEM. Vastar and SEI have agreed, subject to certain limitations, to indemnify each other for their respective pro rata share of any amount paid in connection with these guarantees. Each company's pro rata share is equal to their respective ownership percentage in the Venture at the time the guaranteed obligation is incurred. In addition, Vastar's obligation to indemnify SEI, in any year, is limited, subject to certain limitations, to the amount which Vastar has received from SCEM in excess of the minimum cash distributions described above for that year. Similarly, if Vastar has not received its minimum cash distribution from SCEM in any year, SEI has agreed to indemnify, subject to certain limitations, Vastar for all amounts paid by Vastar under these guarantees for that year.

  In connection with the Formation Agreement, Vastar entered into a Gas Purchase and Sale Agreement with SCEM for a primary term expiring on December 31, 2007, pursuant to which Vastar committed to sell, and the Venture committed to purchase (subject to certain partial releases or early termination), substantially all of the natural gas produced and owned or controlled by Vastar within the lower 48 states of the United States, Canada and Mexico, at market-based prices. The Gas Purchase and Sale Agreement excludes certain natural gas from the commitment and also reserves to Vastar certain rights, including gas processing rights. The agreement requires that Vastar make available to the Venture a minimum monthly quantity of natural gas which can be purchased by Vastar on the open market to supply to SCEM, if necessary. Natural gas sales under this contract began September 1, 1997.

  SCEM's obligations to pay Vastar under the Gas Purchase and Sale Agreement and to pay Vastar the minimum cash distributions described above and amounts due Vastar upon exercise of the Put Option are guaranteed by SEI, a company which is not currently rated by nationally recognized statistical rating organizations. Pursuant to these guarantees, if at December 31, 1998, SEI has not obtained and does not thereafter maintain in effect an investment grade rating, SEI has agreed to provide certain credit enhancement to secure the payment of these guaranteed obligations.

  The Company is accounting for its interest in the Venture using the equity method of accounting and therefore the Company's consolidated results will no longer reflect its gas marketing activities occurring after September 1, 1997, in the individual line items of the financial statements.

  Not included in the transfer of assets to SCEM are (i) Vastar's gas processing plant assets and related businesses and (ii) certain longer-term gas marketing contracts with cogeneration facilities pursuant to which Vastar delivered an average of 81 MMcfd in 1997. These contracts had an average contract term of approximately 19 years, for which an average of 12 years remains. In 1997, the average price of gas sold under these contracts was approximately $2.54 per Mcf.

  Prior to September 1, 1997, the Company sold substantially all the natural gas production controlled by it, including proprietary production, royalty gas, call rights on third-party gas and gas obtained through joint operating agreements, to Vastar Gas. This gas was sold at floating, market-based prices. In 1997, Vastar Gas obtained its gas supply from the Company and also purchased gas from third parties, including producers and other gas marketing companies. Most of the third-party purchases were 30-day spot transactions which Vastar Gas used primarily in support of its trading activities, to minimize transportation costs and to facilitate management of its long-term commitments. There have been no instances in the last three years in which Vastar Gas or the Company was unable to meet any significant natural gas delivery commitment.

  The Company directly markets its proprietary crude oil production. Crude oil sales averaged 103.1 MBbld in 1997. The average price realized for crude oil was $ 20.93 per Bbl, a decrease of three percent compared to 1996. In connection with the marketing of


                                                                         ------
its crude oil production, the Company exchanges barrels of crude oil as an alternative to physical transportation of the Company's crude oil production and to achieve other efficiencies. In accounting for these transactions, the exchanged barrels represent the majority of the difference between Vastar's proprietary crude oil production and its total crude oil sales volumes.

  The Company also directly markets its proprietary natural gas liquids ("NGLs") production. NGL sales averaged 17.1 MBbld in 1997. The average price realized for NGLs was $13.24 per Bbl, a decrease of 12 percent compared to 1996.

RISK MANAGEMENT

  From time to time, the Company uses various hedging arrangements, predominantly natural gas and crude oil price swaps, to manage the Company's exposure to price risk from its natural gas and liquids production. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will receive for the volumes to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Company's exposure to decreases in price associated with the hedged commodity, they can also limit the benefit the Company might otherwise have received from any price increases associated with the hedged commodity.

  In 1997, Vastar Gas used certain financial instruments, such as natural gas price swaps and futures, to manage its fixed-price purchase and sale commitments, as well as to provide fixed-price physical commitments as a service to its customers and suppliers. Vastar Gas generally balanced its fixed-price physical and financial purchase and sale contracts in terms of contract volumes and timing of delivery obligations in accordance with specific guidelines relative to the amount of these net open positions. In addition, certain internal controls monitored such positions against such guidelines.

  SCEM also uses certain financial instruments, such as natural gas and power price swaps and futures, to manage its fixed-price purchase and sale commitments, as well as to provide fixed-price commitments as a service to its customers and suppliers. Although SCEM attempts to balance its fixed-price physical and financial purchase and sales contracts in terms of contract volumes and timing of delivery obligations, it is possible that net open positions will exist from time to time. SCEM has established specific guidelines relative to the amount of these net open positions. In addition, SCEM has set up certain internal controls to monitor its positions against these guidelines which are required to be and have been approved by the Company. However, to the extent that SCEM has an open position, SCEM is exposed to risk from fluctuating market prices. See "Marketing" above for further information.

  For additional information relating to risk management, see Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 17 of the Notes to Consolidated Financial Statements in this Form 10-K.

COMPETITION

  Competition in the oil and gas industry is intense in the lower 48 states. The Company actively competes for reserve acquisitions and exploration leases, licenses and concessions, as well as in the gathering and marketing of natural gas, NGLs and crude oil. The Company's competitors include the major oil companies, independent oil and gas concerns, individual producers, natural gas, NGLs and crude oil marketers and major pipeline companies, as well as participants in other industries supplying energy and fuel to industrial, commercial and individual consumers. To the extent the Company's competitors may have greater financial resources than currently available to the Company, the Company may be disadvantaged in effectively competing for certain reserves, leases, licenses and concessions. From time to time, the level of industry activity may result in a tight supply of labor or equipment required to operate and develop oil and gas properties. For example, competition for drilling rigs and other equipment is particularly intense in the Gulf of Mexico. In 1997, the Company experienced increases in rates for drilling rigs and other equipment due to the tight rig and equipment market in the Gulf of Mexico. The availability of drilling rigs and other equipment as well as the level of rates charged may have an effect on the Company's ability to compete and achieve success in its exploration and production activities.

  In marketing its production, the Company competes with other producers and marketers on such factors as deliverability, price, other contract terms and quality of service. Beginning September 1, 1997, SCEM, began marketing substantially all of the Company's natural gas production and competes with the same types of competitors and on the same basis described above. SCEM also competes in the power and other energy businesses with other energy producers and marketers. Competition for the sale of power and such other energy commodities among competing suppliers is influenced by various factors, including price, availability, technological advancements and reliability. These factors are, in turn, affected by, among other influences, regulatory, political and environmental considerations, taxation and supply.

  The Company believes that the location of its properties, its expertise in exploration, drilling and production operations, the experience of its management and the efforts and expertise of SCEM generally enable it to compete effectively.


------

SEASONALITY

  Historically, demand for natural gas has been seasonal in nature, with peak demand and typically higher prices occurring during the colder winter months. However, in recent years, the seasonal nature of the natural gas prices appears to be abating.

REGULATION

  The ability to produce and market gas and oil production is affected and restrained by a number of factors, including federal and state regulation of natural gas and oil production, state limits on allowable rates of production by well or proration unit, the amount of natural gas and oil available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels.

  In 1997, approximately 63 percent of the Company's production was located on federal or Indian oil and gas leases, which are administered by various agencies of the Department of Interior, such as the Minerals Management Service, the Bureau of Land Management and the Bureau of Indian Affairs. Such leases are often issued through competitive bidding, contain relatively standardized terms and require compliance with detailed regulations and orders. Prior to commencing drilling, lessees must obtain permits and approvals from the applicable federal agency (as well as from other federal agencies such as the Coast Guard, Army Corps of Engineers and the Environmental Protection Agency). These agencies have promulgated regulations which require production facilities to meet stringent engineering, construction and environmental specifications and which govern the plugging and abandonment of wells and the removal of production facilities.

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

SECTION 29 TAX CREDITS

  Federal tax law provides an income tax credit against regular federal income tax liability with respect to sales of the Company's production of certain fuels produced from nonconventional sources (including natural gas from coal seams and tight sands formations), subject to a number of limitations ("Section 29 Tax Credits"). Fuels qualifying for the credit must be produced from wells drilled after December 31, 1979, and before January 1, 1993, and must be sold before January 1, 2003. The basic credit, which is approximately $0.52 per MMBtu of natural gas, is phased out as the price of oil exceeds $23.50 per barrel in 1979 dollars (adjusted for inflation), with complete phaseout if such price exceeds $29.50 per barrel in 1979 dollars (similarly adjusted). Under this formula, the commencement of phaseout would be triggered if the average price for oil rose above approximately $46 per barrel in current dollars. The credit for natural gas from coal seams is adjusted for inflation and is expected to be approximately $1.03 per MMBtu for 1997. The credit for tight sands gas is not adjustable and remained approximately $0.52 per MMBtu in 1997.

  The natural gas production from wells drilled on certain of the Company's properties, primarily in the San Juan Basin, qualifies for the Section 29 Tax Credit. The Company generated approximately $91.7 million of Section 29 Tax Credits in 1997, approximately 91 percent of which was attributable to production of natural gas from coal seams.

  The Company and its subsidiaries join with ARCO and ARCO's domestic subsidiaries in filing a consolidated federal income tax return. The Company and ARCO are parties to a tax sharing agreement, effective October 1, 1993, and amended on June 1, 1995, relating to these taxes (the "Tax Sharing Agreement"). During the first quarter of 1997, ARCO and the Company agreed to a


                                                                         ------
second amendment to the Tax Sharing Agreement, effective January 1, 1997 (the "Second Amendment"). The Second Amendment removes certain limitations under the prior agreement and generally allows the Company to receive payment from ARCO for all Section 29 Tax Credits in the year generated. In return, the Company agreed to a 3.25 percent reduction in the value of the Section 29 Tax Credits generated from properties acquired by the Company before June 1, 1995. ARCO and Vastar also agreed to apply the same 3.25 percent reduction to the $61.4 million of Section 29 Tax Credits carried forward as of December 31, 1996, in exchange for a payment upon execution of the Second Amendment. Accordingly, Vastar received $59.4 million from ARCO on March 20, 1997. Under the Tax Sharing Agreement, as amended by the Second Amendment, the Company is able to use its Section 29 Tax Credits to reduce its federal income tax payments to ARCO by the greater of (i) the amount of such credits which could be used by the Company if its tax liability was calculated on a stand-alone tax basis and (ii) the amount of such credits used by the ARCO Tax Group (as defined in the Tax Sharing Agreement), in each case, less the 3.25 percent discount on certain credits. Tax credits that are not used by Vastar in the current year pursuant to the Tax Sharing Agreement, as amended by the Second Amendment, will generally be carried forward and used in subsequent tax years.

HUMAN RESOURCES

  The Company had 1,063 employees as of December 31, 1997. The Company believes its relationships with its employees are satisfactory. Employees covered by collective bargaining agreements total 152 and are with the following unions: Oil, Chemical and Atomic Workers International Union (49 employees); and the Atlantic Independent Union (103 employees). The numbers in this paragraph does not include persons who are employed by SCEM.

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

  From time to time, the Company's management or persons acting on the Company's behalf may wish to make, either orally or in writing, forward-looking statements (which may come within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act) to inform existing and potential security holders regarding various matters including, without limitation, projections regarding future income, oil and gas production, production and sales volumes of the Company's products, oil and gas reserves and the replacement thereof, capital spending, as well as predictions as to the timing and success of specific projects. Such forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believes," "expect," "anticipate," "goal" or other words that convey the uncertainty of future events or outcomes. Forward-looking statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should one or more of these forecasts or underlying assumptions prove incorrect, actual results could vary materially. The factors below are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Unpredictable or unknown factors not discussed herein could also have material adverse effects on actual results of matters which are the subject of forward-looking statements. The Company does not intend to update these cautionary statements.

 Volatility and Level of Hydrocarbon Commodity Prices

  The Company's projections as to the level of future earnings are based on various assumptions as to the future prices of natural gas, NGLs and crude oil. These price assumptions are used for planning purposes and the Company expects they will change over time. Any substantial or extended decline in the actual prices of natural gas, NGLs and/or crude oil could have a material adverse effect on (i) the Company's financial position and results of operations (including reduced cash flow and borrowing capacity), (ii) quantities of natural gas, NGLs and crude oil reserves that may be economically produced and (iii) the quantity of estimated proved reserves that may be attributed to the Company's properties. These prices historically have been volatile and may vary based on factors affecting commodities markets generally, such as changes in market demand and fluctuations in political, regulatory and economic climates in one or more regions throughout the world.

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


------

  Another major factor affecting production rates is the Company's ability to replace depleting reservoirs with new reserves through exploration success or acquisitions. Exploration success is difficult to predict, particularly over the short term, where results can vary widely year to year; moreover, the ability to replace reserves over an extended period depends not only on the total volumes found, but on the cost of finding and developing such reserves. Depending on the general price environment for natural gas, NGLs and crude oil, the Company's finding and development costs may not justify the use of resources to explore for and develop such reserves. Acquisitions that yield cost-effective and successful exploration or exploitation opportunities require assessment of numerous factors, many of which are beyond the Company's control. There can be no assurance that the Company's acquisition of property interests will be successful and, if unsuccessful, that such failure will not have an adverse effect on the Company's future results of operations and financial condition. There can be no assurances as to the level or timing of success, if any, that the Company will be able to achieve in finding and developing or acquiring additional reserves.

 Reserve Estimates

  Proved gas and oil reserve quantities are based on estimates prepared by the Company's engineers in accordance with guidelines established by the SEC. The reserve data disclosed by the Company, either orally or in writing, represent estimates only. There are numerous uncertainties inherent in estimating quantities of gas and oil reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. Reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of that estimate, and any such revision may be material. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered.

 Laws and Regulation

  The Company's forward-looking statements are generally based on the assumption of a stable legal and regulatory environment. The Company's ability to economically produce and sell its gas and oil production is affected and could possibly be restrained by a number of legal and regulatory factors, including, but not limited to, federal and state laws and regulation of natural gas and oil production, federal and state tax laws and regulations, state limits on allowable rates of production by well or proration unit, as well as by laws and regulations which may affect the amount of natural gas and oil available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels.

  The Company's operations are also subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. It is possible that increasingly strict requirements will be imposed by environmental laws and enforcement policies thereunder. The Company's forward-looking statements are generally based upon the expectation that it will not be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations. However, inasmuch as such laws and regulations are frequently changed, the Company is unable to accurately predict the ultimate cost of such compliance.

 Drilling and Operating Risks

  The Company's drilling operations are subject to various risks common to the industry, including cratering, explosions, fires and uncontrollable flows of oil, gas or well fluids. In addition, approximately half of the Company's operations are currently offshore and subject to the additional hazards of marine operations, such as loop currents, capsizing, collision and damage or loss from severe weather. The Company's drilling operations involve numerous risks, including the risk that no commercially productive natural gas or oil reserves will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including drilling conditions, pressure or irregularities in formations, equipment failures or accidents and adverse weather conditions.

 Competition

  The Company's forward-looking statements are generally based upon a stable competitive environment. Competition in the oil and gas industry is intense in the lower 48 states. The Company actively competes for reserve acquisitions and exploration leases, licenses and concessions, as well as in the gathering and marketing of natural gas, NGLs and crude oil. The Company's competitors include the major oil companies, independent oil and gas concerns, individual producers, natural gas, NGLs and crude oil marketers and major pipeline companies, as well as participants in other industries supplying energy and fuel to industrial, commercial and individual consumers. To the extent the Company's competitors may have greater financial resources than currently available to the Company, the Company may be disadvantaged in effectively competing for certain reserves, leases, licenses and concessions. From time to time, the level of industry activity may result in a tight supply of labor or equipment required to operate and develop oil and


                                                                         ------
gas properties. For example, competition for drilling rigs and other equipment is keen in the Gulf of Mexico. In 1997, the Company experienced increases in rates for drilling rigs and other equipment due to the tight rig and equipment market in the Gulf of Mexico. The availability of drilling rigs and other equipment as well as the level of rates charged may have an effect on the Company's ability to compete and achieve success in its exploration and production activities.

  In marketing its production, the Company competes with other producers and marketers on such factors as deliverability, price, contract terms and quality of service. Beginning September 1, 1997, Southern Company Energy Marketing L.P. ("SCEM"), in which the Company currently owns a 40 percent interest, began marketing substantially all of the Company's natural gas production and competes with the same types of competitors and on the same basis described above. SCEM also competes in the power and other energy businesses with other energy producers and marketers. Competition for the sale of power and such other energy commodities among competing suppliers is influenced by various factors, including price, availability, technological advancements and reliability. These factors are, in turn, affected by, among other influences, regulatory, political and environmental considerations, taxation and supply. In making projections with respect to natural gas, NGLs, crude oil and power marketing, the Company assumes no material decrease in the availability of natural gas, NGLs, crude oil and power for purchase.

  The Company believes that the location of its properties, its expertise in exploration, drilling and production operations, the experience of its management and the efforts and expertise of SCEM generally enable it to compete effectively. In making projections with respect to numerous aspects of the Company's business, the Company assumes that there will be no material change in competitive conditions which would adversely affect the Company.

 Natural Gas Marketing Matters

  In connection with the formation and operation of Southern Company Energy Marketing ("SCEM"), a limited partnership between subsidiaries of Vastar and The Southern Company, Vastar has entered into various agreements with SCEM and certain subsidiaries of the The Southern Company and has credit exposure to SCEM and Southern Energy, Inc., a subsidiary of The Southern Company. For more detailed information relating to these arrangements and exposure, see the information under the heading "Marketing" above and Note 12 to the Notes to Consolidated Financial Statements in this Form 10-K.

  In making projections with respect to a variety of financial and other matters, the Company assumes that (i) it will receive the minimum cash distributions owed to Vastar from SCEM, (ii) SCEM will purchase and Vastar will receive payment for the gas delivered to SCEM in accordance with the terms and conditions of the Gas Purchase and Sale Agreement, (iii) Vastar will have the ability to meet its minimum monthly quantity obligations under the Gas Purchase and Sale Agreement with SCEM; and (iv) Vastar will not be required to make payment on any guarantee which it has issued to secure obligations of SCEM or to the extent it has made payment on such guarantees, it has received the indemnification payments from SEI to which it is entitled.

 Impact of the Year 2000 Issue

  The Year 2000 issue is the result of computer programs having been written and computer chips programmed using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  Based on a recent assessment, the Company determined that it must modify or replace portions of its software so that its computer systems can properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 problem can be adequately addressed. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have an impact on the operations of the Company. In making projections with respect to a variety of financial and other matters, the Company assumes that such modification and conversions to the Company's computer systems will be timely made and that the associated costs will not be material. See a discussion of the Year 2000 issue in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.


------

ITEM 3. LEGAL PROCEEDINGS.

  1. Vastar, as successor in interest to ARCO, is a defendant in a lawsuit that has been restyled Laura Lyon, et al. v. Amoco Production Company, et al., Case No. 93-CV-130, in the District Court for La Plata County (Durango), Colorado, and which was originally filed in May 1993. Vastar is one of seven defendants in this case in which the plaintiffs have alleged widespread methane gas contamination. On June 17, 1994, the trial court granted Vastar's motion to dismiss Vastar from the litigation on the grounds, inter alia, that the court lacked subject-matter jurisdiction over the claims asserted against Vastar. The plaintiffs filed an appeal to the Colorado Court of Appeals and on February 22, 1996, the Court affirmed the trial court's order dismissing the litigation. The plaintiffs applied for a writ of certiorari to the Colorado Supreme Court and on August 28, 1996, the plaintiffs withdrew their application. The Colorado Court of Appeals remanded the case to the trial court for the determination of attorneys' fees and costs due to Vastar and the other defendants from the plaintiffs. The trial court has granted, in part, Vastar's request for attorneys' fees and costs. Vastar also had been named as a defendant in six additional lawsuits brought by individuals in the United States District Court for the District of Colorado. The defendants in all of the above-described lawsuits, including Vastar, have completed final negotiations whereby all of the lawsuits will be dismissed as part of a comprehensive settlement which would involve all federal and state court parties and in which all defendants, including Vastar, would give up their right to attorney fees and costs in return for dismissals with prejudice of all of the cases in all courts. Documents reflecting this complete settlement have been executed by substantially all parties and all of the federal cases have been dismissed with prejudice. The Company expects the remaining Lyon state court case to be similarly dismissed.

  2. Vastar and its subsidiaries are involved in a number of other lawsuits, all of which have arisen in the ordinary course of business in operating Vastar's properties or the former ARCO Oil and Gas Company division and Vastar Gas business affairs. Further, pursuant to the Cross-Indemnification Agreement dated as of October 1, 1993, between Vastar and ARCO, Vastar has assumed any and all liabilities incurred before or after the effective date of that certain General Conveyance and Assumption Agreement, dated October 8, 1993, as modified as of December 13, 1993, and December 22, 1993, between Vastar and ARCO that are associated with the ownership or operation of the Subject Properties as defined therein, except for certain scheduled litigation and other liabilities.

  The Company does not believe that any ultimate liability resulting from any of the claims and suits described or referred to in paragraphs above will have a material adverse effect on the financial position or results of operation of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of 1997.


                                                                         ------

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below is certain information about the executive officers (as such term is defined in Rule 3b-7 promulgated under the Securities Exchange Act of 1934, as amended) of the Company as of March 1, 1998.


   NAME, AGE AND PRESENT            BUSINESS EXPERIENCE DURING PAST
 POSITION WITH THE COMPANY   FIVE YEARS AND PERIOD SERVED AS OFFICER(A)(B)
 -------------------------------------------------------------------------
Michael E. Wiley, 47....  Mr. Wiley has been a Director of the Company since
 Chairman of the Board    September 1993 and was elected Chairman of the Board
 and Director             in December 1996. He has been an Executive Vice
                          President of ARCO since March 1997 and a Director of ARCO since June 1997. He was President of the
                          Company from September 1993 to March 1997 and Chief
                          Executive Officer from January 1994 to March 1997.
                          He held the position of Senior Vice President of ARCO from June 1993 to June 1994. He held the position of President of ARCO Oil and Gas Company from June to October 1993. Previously, from 1991 to
                          1993, he was a Vice President of ARCO and Manager of ARCO Exploration and Production Technology. From
                          1989 to 1991, he was Vice President of ARCO Oil and
                          Gas Company's Southern District. Mr. Wiley joined
                          ARCO in 1972.

Charles D. Davidson,
 48.....................  Mr. Davidson was elected President and Chief
 President, Chief         Executive Officer in March 1997 and has been a
 Executive Officer and    Director of the Company since March 1994. From
 Director                 September 1993 to March 1997, he served as a Senior
                          Vice President of the Company and from December 1992 to October 1993, he held the position of Senior Vice
                          President of the Eastern District for ARCO Oil and
                          Gas Company. From 1988 to December 1992, he held various positions with ARCO Alaska, Inc. Mr.
                          Davidson joined ARCO in 1972.

Phillip A. Gobe, 45.....  Mr. Gobe has been a Senior Vice President of the
 Senior Vice President    Company since May 1997. From March 1995 to May 1997,
                          he served as Vice President, Human Resources of ARCO
                          International Oil and Gas Company. From June 1993 to
                          March 1995, he was the Vice President, Human
                          Resources of ARCO Alaska, Inc. Prior to these assignments, Mr. Gobe served as Operations Manager--
                          Prudhoe Bay of ARCO from October 1991 to June 1993.
                          Prior to October 1991, Mr. Gobe held various positions of increasing responsibility with ARCO.
                          Mr. Gobe joined ARCO in 1976.

Steven J. Shapiro, 45...  Mr. Shapiro has been Senior Vice President and Chief
 Senior Vice President,   Financial Officer of the Company since December 1993
 Chief Financial Officer  and a Director of the Company since January 1994. He
 and Director             was also Treasurer of the Company from January 1994
                          until December 1995. He was the President of ARCO
                          Coal Australia Inc. from October 1991 to December
                          1993. Previously, he held the position of Vice
                          President of Planning of ARCO from 1990 to October
                          1991. From 1988 to 1990, he was Assistant Treasurer for ARCO serving in both Los Angeles and London. Mr.
                          Shapiro joined ARCO in 1977.

Albert D. Hoppe, 53.....  Mr. Hoppe has been Vice President and General
 Vice President, General  Counsel since May 1, 1994 and Secretary of the
 Counsel and Secretary    Company since May 25, 1994. He served as General
                          Attorney for ARCO Coal Company, Denver, Colorado, from June 1992 through April 1994. Previously, from
                          1976 until 1992, he held various positions in the ARCO legal department in Dallas and Houston, Texas.
                          Prior to joining ARCO in 1976, he was an Assistant
                          United States Attorney in Kansas City, Missouri.

Joseph P. McCoy, 46.....  Mr. McCoy has been Vice President and Controller of
 Vice President and       the Company since June 1994 and was designated
 Controller               Principal Accounting Officer, effective July 1,
                          1994. He held the position of Vice President of Finance, Planning and Control of ARCO Alaska, Inc.
                          from November 1989 to May 1994. Previously, he was
                          Assistant Controller of ARCO from February 1987 to
                          November 1989. From 1984 to 1987, Mr. McCoy served as Controller of ARCO Coal Company and then as Controller of ARCO Transportation Company. Mr. McCoy joined ARCO in 1974.

------

   NAME, AGE AND PRESENT          BUSINESS EXPERIENCE DURING PAST
 POSITION WITH THE COMPANY   FIVE YEARS AND PERIOD SERVED AS OFFICER(A)(B)
 -------------------------   ------------------------------------------

Robert P. Strode, 41.....  Mr. Strode was elected Vice President of the
 Vice President            Company in February 1997. He held the position of
                           Managing Director, Exploration of ARCO British
                           Limited from January 1996 to February 1997. From
                           June 1994 to January 1996, he was Vice President,
                           Exploration and Land of ARCO Alaska, Inc. From
                           September 1993 to June 1994, he was North Alaska
                           Exploration Manager of ARCO Alaska, Inc. From 1991
                           to September 1993, he was Manager, Exploration-
                           Offshore, for ARCO Oil and Gas Company and, from
                           1986 to 1991, he was District Geophysicist, both
                           onshore and offshore, of ARCO Oil and Gas Company.
                           Mr. Strode joined ARCO in 1979.
------
(a) Atlantic Richfield Company division names used in the descriptions of business experience of executive officers of the Company are the names which were in effect at the time such officers held such positions. In some instances, these ARCO divisions have been combined or reorganized and, accordingly, activities thereof are presently conducted under different division names.

(b) The By-Laws of the Company provide that each officer shall hold office until the officer's successor is elected or appointed and qualified or until the officer's death, resignation or removal by the Board of Directors.


                                                                         ------

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                                    1997                              1996
                             -----------------------------     ----------------------------
                             1STQ    2NDQ    3RDQ     4THQ     1STQ    2NDQ    3RDQ    4THQ
                             ----    ----    ----     ----     ----    ----    ----    ----
   Common Stock:
     Market Price per share
       High................  $38 7/8 $36 1/8 $44 3/16 $44      $33 3/8 $38     $38 3/4 $40 3/8
       Low.................  $28 1/8 $28 3/4 $34 3/8  $34 3/16 $28     $32 1/2 $31 1/2 $32 1/4

  The principal market in which shares of Vastar common stock, $0.01 par value ("Common Stock"), are traded is the New York Stock Exchange (ticker symbol:
VRI). Prices in the foregoing table are from the New York Stock Exchange composite tape.

  As of February 27, 1998, the approximate number of holders of record of Common Stock was 102 and the high price per share was $37 7/16 and the low price per share was $37.

  The Company has paid regular quarterly cash dividends as follows:

                                                      1STQ   2NDQ   3RDQ   4THQ
                                                     ------ ------ ------ ------
   1996............................................. $0.075 $0.075 $0.075 $0.075
   1997............................................. $0.075 $0.075 $0.075 $0.075

  The declaration and payment of dividends are at the discretion of the Board of Directors of the Company and the amount thereof will depend on the Company's results of operations, financial condition, contractual restrictions, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. In addition, the agreement relating to the Company's $1.1 billion bank credit facility (the "Credit Agreement") contains financial and other covenants, including covenants that may, under certain circumstances, have the effect of limiting the Company's ability to pay dividends. The Credit Agreement as amended, has been filed with the Securities and Exchange Commission, which filings have been incorporated by reference as an exhibit to this report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA.

  The selected financial data set forth below for the Company for the five years ended December 31, 1997, should be read in conjunction with the Consolidated Financial Statements and the Notes included in this Form 10-K.

                               1997        1996        1995        1994        1993
                            ----------- ----------- ----------- ----------- -----------
                            (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
   Net sales and other op-
    erating revenues....... $       986 $       946 $       703 $       790 $       779
   Total expenses (exclud-
    ing income taxes)......         779         754         683         663         666
   Net income(1)...........         240         220         103         149         117
   Basic earnings per
    share(2)...............        2.47        2.26        1.06          --          --
   Cash dividends per com-
    mon share..............        0.30        0.30        0.30       0.075          --
   Total assets............       1,925       1,939       1,552       1,604       1,360
   Special dividends to
    ARCO...................          --          --          --          70       1,305
   Long-term debt..........         672         778         759       1,050       1,250
   Ratio of earnings to
    fixed charges(3).......         5.9         5.1         2.0         3.3          --

------
(1) Included in 1995 is the receipt of a $21.0 million pre-tax settlement in connection with the termination of a disputed long-term acreage-dedicated gas sales contract.
(2) Earnings per share amounts prior to the year ended December 31, 1995, have been omitted because Vastar was a wholly-owned subsidiary of ARCO until June 27, 1994.
(3) The ratios of earnings to fixed charges were computed by dividing earnings by fixed charges. For this purpose, earnings include income before income taxes and fixed charges. Fixed charges include interest, amortization of debt expense, and the estimated interest component of rentals. Prior to the inception of the Company on October 1, 1993, the determination of fixed charges is not applicable in that the Company had not incurred any debt. The Company's ratio of earnings to fixed charges for the three months ended December 31, 1993 was 1.2.


------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following information should be read in connection with the information contained in the Company's Consolidated Financial Statements and the Notes included in this Form 10-K.

GENERAL

  Vastar was formed in September 1993 out of the reorganization of ARCO's lower 48 exploration and production operations, when ARCO transferred to Vastar certain producing properties, developed and undeveloped acreage, related liabilities and working capital.

  Sales and production volumes and price statistics for the specified periods were as follows:

                                               FOR THE YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                  1997       1996       1995
                                               ---------- ---------- ----------
   Natural Gas
     Sales (MMcfd)............................      2,684      2,940      2,140
     Average production (MMcfd)...............        882        872        810
     Average sales price (per Mcf)............ $     2.38 $     2.34 $     1.63
     Average wellhead price (per Mcf)......... $     2.03 $     1.81 $     1.38
   Crude Oil
     Sales (MBbld)............................      103.1      101.2      102.1
     Average production (MBbld)...............       34.7       34.2       32.7
     Average realized price (per Bbl)......... $    20.93 $    21.49 $    18.43
   NGLs
     Average production (MBbld)...............       16.0       14.6       12.6
     Average realized price (per Bbl)......... $    13.24 $    15.01 $    11.39
   Total Production (MMcfed)..................      1,186      1,165      1,082


                                                                         ------

  The following table sets forth the statements of income for the years ended December 31, 1997, 1996 and 1995. These statements of income are derived from the audited Consolidated Financial Statements included in this Form 10-K.

                                            FOR THE YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                              1997         1996         1995
                                           -----------  -----------  ----------
                                                 (MILLIONS OF DOLLARS)
REVENUES
Natural gas
  Sales..................................  $   2,331.3  $   2,514.5  $  1,273.0
  Purchases..............................     (1,634.4)    (1,860.5)     (805.0)
  Delivery expense.......................        (51.5)       (57.0)      (38.0)
                                           -----------  -----------  ----------
    Net sales............................        645.4        597.0       430.0
Crude oil
  Sales..................................        747.4        777.3       656.4
  Purchases..............................       (476.7)      (503.9)     (429.8)
  Delivery expense.......................         (5.9)        (4.4)       (6.3)
                                           -----------  -----------  ----------
    Net sales............................        264.8        269.0       220.3
NGLs and other
  Sales..................................        227.9         90.0        64.0
  Purchases/other........................       (151.7)       (10.2)      (11.6)
                                           -----------  -----------  ----------
    Net sales............................         76.2         79.8        52.4
                                           -----------  -----------  ----------
Net sales and other operating revenues...        986.4        945.8       702.7
Other revenues...........................         27.3         20.8        36.8
                                           -----------  -----------  ----------
    Net revenues.........................      1,013.7        966.6       739.5
EXPENSES
Operating expenses.......................        153.9        136.1       127.9
Exploration expenses.....................        175.5        186.4       151.2
Selling, general and administrative
 expenses................................         63.3         62.0        51.2
Taxes other than income taxes............         50.0         41.2        32.7
Depreciation, depletion and amortization.        288.6        275.9       263.3
Interest.................................         47.8         52.3        57.0
                                           -----------  -----------  ----------
    Total expenses.......................        779.1        753.9       683.3
                                           -----------  -----------  ----------
Income before income taxes...............        234.6        212.7        56.2
Income tax benefit.......................         (5.9)        (7.3)      (46.4)
                                           -----------  -----------  ----------
    Net income...........................  $     240.5  $     220.0  $    102.6
                                           ===========  ===========  ==========

RESULTS OF OPERATIONS

 Impact of the Marketing Alliance

  On August 8, 1997, the Company entered into a Formation Agreement (the "Formation Agreement") with Southern Energy, Inc. (formerly known as SEI Holdings, Inc.), a Delaware corporation and a subsidiary of The Southern Company ("SEI"), to combine certain natural gas and power trading and marketing operations of the two companies and create a new energy services company. The new company is named Southern Company Energy Marketing L.P. ("SCEM" or the "Venture"). Through its subsidiaries, Vastar initially holds a 40 percent interest in the Venture, and SEI, through subsidiaries, initially holds a 60 percent interest. SCEM began gas marketing effective September 1, 1997, and power marketing effective January 1, 1998.

  Under the terms of the "first closing" of the transaction under the Formation Agreement which occurred effective September 1, 1997, SEI paid $40 million into escrow for Vastar's account and Vastar and SEI contributed certain gas marketing assets to the Venture. The "second closing" was effective January 1, 1998. At the second closing, the $40 million of escrowed funds, along with interest, were released to Vastar, and Vastar contributed additional gas marketing assets and its power marketing operations and SEI contributed its power marketing operations to SCEM. Vastar's gas processing plant assets and related businesses and Vastar's contracts with cogeneration facilities were not contributed to the Venture.

  The Company is accounting for its interest in the Venture using the equity method of accounting and therefore the Company's consolidated results after September 1, 1997 will no longer reflect its gas marketing activities in the individual line items of the financial statements. For more details on the transaction see Note 4 of the Notes to Consolidated Financial Statements in this Form 10-K.


------

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Net income for 1997 was $240.5 million, compared to $220.0 million for 1996. The nine percent increase in earnings was primarily the result of higher regional gas prices realized in the San Juan Basin and a decrease in dry hole costs, partially offset by increases in production costs and selling, general and administrative costs.

  Natural gas sales decreased by seven percent to $2,331.3 million in 1997 as compared to last year. The lower revenues were the result of marketing sales volumes during the last four months of the year being transacted by SCEM, which is accounted for under the equity method, partially offset by higher regional natural gas prices in the San Juan Basin. Natural gas purchases during 1997 decreased by 12 percent from 1996 to $1,634.4 million primarily as a result of the Venture start-up during the last four months of the year.

  Average natural gas wellhead prices for 1997 increased $0.22 per Mcf to $2.03 per Mcf as compared to 1996. Although the full year average of Inside FERC Henry Hub (cash) prices (a benchmark used by the Company) decreased slightly, from $2.69 per Mcf in 1996 to $2.62 per Mcf for 1997, Vastar realized a price improvement primarily as the result of higher prices for its San Juan Basin production. Reflected in the Company's natural gas revenues and the average wellhead natural gas price for 1997 and 1996 was the unfavorable impact of $49.0 million and $55.1 million, pre-tax, respectively, related to managing its natural gas price risk associated with its proprietary production.

  Natural gas production for 1997 was up slightly from the previous year. Volume increases primarily from exploitation efforts in the San Juan Basin, 1996 redevelopment efforts at High Island 24L and the Mobile 904 start-up offset natural field declines.

  Crude oil sales in 1997 were down slightly from 1996 primarily as a result of lower market prices, slightly offset by higher production available for sale.

  Crude oil production increased slightly as compared to the previous year. Production increases primarily at Eugene Island 175 and South Pass 60 offset natural field declines.

  Net sales for natural gas liquids and other products were down from the previous year. The decrease is a result of a 12 percent decline in average NGL prices, partially offset by a ten percent increase in NGL production available for sale. During the fourth quarter of 1997, NGL production declined primarily as a result of the Company's election to bypass certain processing in favor of selling Btus as natural gas due to the relatively favorable natural gas prices.

  Also included in net sales for NGLs and other products is approximately $141.7 million of sales and $142.9 million of purchases and other costs related to power marketing activities during 1997. The power marketing assets were contributed to SCEM effective January 1, 1998.

  Operating expenses for 1997 were up 13 percent from last year. The increase is a result of maintenance and workover activities primarily in offshore fields.

  Exploration expenses for 1997 were $175.5 million, down from the previous year. Dry hole costs were down $26.1 million when compared to last year, primarily as a result of a higher success rate. Partially offsetting the favorable decrease in dry hole costs was a $13.1 million increase in staff costs due to increased staffing levels necessary to support the Company's expanded exploration program.

  Taxes other than income taxes increased $8.8 million during 1997 as compared to 1996. The increase in the Company's average wellhead natural gas prices resulted in higher taxable values on the Company's production.

  The income tax benefit of $5.9 million in 1997 was less than the prior year because of higher pre-tax earnings as compared to 1996. The income tax benefit for 1997 and 1996 included the net benefit of $91.7 million and $85.0 million, respectively, of Internal Revenue Code Section 29 tax credits for non-conventional fuels. The increase in tax credits in 1997 was largely the result of increasing San Juan coal seam methane production.

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


                                                                         ------

  Natural gas purchases increased in 1996 to $1,860.5 million, up $1,055.5 million from 1995. This increase was a result of the combined effect of a 56 percent increase in natural gas purchased volumes, which rose to an average of approximately 2.1 Bcfd to support the higher trading activity levels, and a 48 percent increase in the cost of gas purchased, which was driven by higher commodity prices.

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

  Depreciation, depletion and amortization increased in 1996 to $275.9 million compared to $263.3 million in 1995 primarily due to increased production volumes. Included in these costs was a $9.4 million and a $23.1 million non-cash pre-tax charge for 1996 and 1995, respectively, for the impairment of the Company's oil and gas properties and facilities.

  The income tax benefit of $7.3 million in 1996 reflected higher pre-tax earnings and higher Section 29 Tax Credits as compared to 1995. The Company recognized $85.0 million and $67.0 million for 1996 and 1995, respectively, of
Section 29 Tax Credits for non-conventional fuels. The increase in tax credits in 1996 was largely the result of increasing San Juan coalbed methane production.

RISK MANAGEMENT AND MARKET-SENSITIVE INSTRUMENTS

  From time to time, the Company uses various hedging arrangements, predominantly natural gas and crude oil price swaps, to manage the Company's exposure to price risk from its natural gas and petroleum liquids production. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices the Company will receive for the volumes to which the hedge relates. As a result, while these hedging arrangements are structured to reduce the Company's exposure to decreases in price associated with the hedged commodity, they can also limit the benefit the Company might otherwise have received from any price increases associated with the hedged commodity. The Company does not hold or issue financial instruments for trading purposes.

  In 1997, Vastar Gas used certain financial instruments, such as natural gas price swaps and futures, to manage its fixed-price purchase and sale commitments, as well as to provide fixed-price physical commitments as a service to its customers and suppliers. Vastar Gas generally balanced its fixed-price physical and financial purchase and sales contracts in terms of contract volumes and timing of delivery obligations in accordance with specific guidelines relative to the amount of these net open positions. In addition, certain internal controls monitored such positions against such guidelines.

  SCEM also uses certain financial instruments, such as natural gas and power price swaps and futures, to manage its fixed-price purchase and sale commitments, as well as to provide fixed-price commitments as a service to its customers and suppliers. Although SCEM attempts to balance its fixed-price physical and financial purchase and sales contracts in terms of contract volumes and timing


------
of delivery obligations, it is possible that net open positions will exist from time to time. SCEM has established guidelines relative to these net open positions. In addition, SCEM has set up certain internal controls to monitor its positions against these guidelines which are required to be and have been approved by the Company. However, to the extent that SCEM has an open position, SCEM is exposed to risk from fluctuating market prices.

  The Company realized approximately $34.7 million and $37.1 million of pre-tax losses in 1997 and 1996, respectively, as a result of all its hedging transactions for natural gas and crude oil.

  In 1997 and 1996, the Company hedged 28 percent and 13 percent of its gas production, respectively, and 32 percent and 17 percent of its crude oil production, respectively. The following table summarizes the Company's open positions as of December 31, 1997.

  PRODUCT AND LOCATION            TIME PERIOD           AVERAGE VOLUME     RANGE OF PRICES
  --------------------            -----------           -------------- ------------------------
Gas/Henry Hub........... January 1 to December 31, 1998   201 MMcfd    $ 1.95 -- $ 2.71 per Mcf
Oil/WTI-at-Cushing...... January 1 to March 31, 1998      5.0 MBbld    $20.00 -- $22.50 per Bbl
  In February 1998, the Company entered into the following additional position:
Gas/Henry Hub........... April 1 to September 30, 1998     50 MMcfd    $ 2.20 -- $ 2.65 per Mcf

  Based on forward price quotes from brokers and NYMEX forward prices as of December 31, 1997, the fair value (deferred pre-tax loss or gain to the Company) for the 1998 hedged transactions in place as of December 31, 1997 would be $7.9 million loss for natural gas and $0.8 million gain for crude oil. The actual gains or losses realized by the Company from such hedges may vary significantly from the foregoing amounts due to the fluctuation of prices in the commodity markets. For example, a hypothetical ten percent increase in the forward price quotes as of December 31, 1997, would increase the unrealized loss by approximately $16.7 million for natural gas and decrease the gain by approximately $0.4 million for crude oil. In order to calculate the hypothetical gain or loss, the relevant parameters of the futures contracts are the type of commodity, the delivery price and the delivery location; due to the short period before expiration, time value of money is ignored in the calculation. This analysis only includes the commodity derivative instruments and not the exposure related to the underlying commodity. Natural gas spot prices fluctuated between $1.78 per Mcf and $4.55 per Mcf (NYMEX Henry Hub) and crude oil prices fluctuated between $17.63 per Bbl and $26.63 per Bbl (NYMEX-WTI-at-Cushing) in 1997.

  The Company's commercial paper program is subject to interest rate risk. An abrupt increase in interest rates could increase interest expense. For example, given the Company's debt structure and debt levels at December 31, 1997, a ten percent increase in London Interbank Offered Rate (a benchmark pursuant to which the Company's interest rates may be set) would increase interest expense by $2.2 million. Vastar may periodically elect to enter into interest rate swap agreements with the objective of managing interest rate risk by converting the interest rate on variable rate debt to a fixed rate. Vastar has not entered into nor had any interest rate swaps outstanding at December 31, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

  During 1997, cash flow from operations was $755.2 million, compared to $533.3 million in 1996. The increase was primarily the result of higher gas prices throughout the year, the receipt from ARCO of $59.4 million in connection with the monetization of Internal Revenue Code Section 29 Tax Credits pursuant to a Second Amendment to the Vastar/ARCO Tax Sharing Agreement, and reduced working capital levels from the end of 1996.

  Working capital was $(70.6) million at December 31, 1997 and $42.4 million at December 31, 1996. The decrease in working capital was primarily a result of the change in product prices between December 31, 1996 and December 31, 1997.

  Net cash used in investing activities was $632.2 million in 1997, a 25 percent increase over 1996, primarily as a result of an increased capital spending program during 1997.

  Additions to oil and gas properties and equipment (including dry hole costs) in 1997 totaled $629.5 million. The 1997 capital spending program was principally funded from internally generated funds.


                                                                         ------

 Capital Spending Summary

                                                          FOR THE YEARS ENDED
                                                        -----------------------
                                                         1997    1996    1995
                                                        ------- ------- -------
                                                         (MILLIONS OF DOLLARS)
   Exploratory drilling................................ $ 149.2 $ 138.1 $ 116.7
   Development drilling................................   242.3   202.9   183.9
   Property acquisitions...............................   160.9   119.3    69.9
   Other additions.....................................    77.1    61.9    43.9
                                                        ------- ------- -------
       Total additions to property, plant and
        equipment......................................   629.5   522.2   414.4
   Seismic.............................................    42.4    45.0    27.6
                                                        ------- ------- -------
       Total capital program........................... $ 671.9 $ 567.2 $ 442.0
                                                        ======= ======= =======

  Property acquisitions in 1997 included approximately $58.3 million for the purchase of 47 tracts in the March 5, 1997, Outer Continental Shelf ("OCS"), Central Gulf of Mexico Oil and Gas Lease Sale 166 and approximately $22.4 million for the purchase of 31 tracts in the August 27, 1997, OCS, Western Gulf of Mexico Oil and Gas Lease Sale 168.

  The Company has announced a 1998 capital spending program of $700 million. Future capital expenditures may be affected by business conditions in the industry, particularly changes in prices of and demand for natural gas, NGLs and crude oil. Changes in tax laws and environmental rules and regulations may also affect future capital expenditures. The Company believes it can essentially fund the 1998 capital spending program from internally-generated cash flows, as well as continue current production rates, at recent market prices. The Company will continue to monitor prices and evaluate its options should prices decline. The Company believes its internally-generated liquidity together with access to external capital resources can provide adequate financial flexibility to take advantage of any potential strategic business opportunities which the Company would consider in 1998. In addition, during the third quarter of 1997 the Company entered into an exploration alliance program that will include the drilling of approximately ten new field wildcat wells and completing various 3-D seismic projects that will continue into 1998.

  Cash flow used in financing activities was $134.7 million in 1997, reflecting a $106.3 million pay down of long-term debt (net of new borrowings) and the payment of cash dividends. In 1996, cash flow used in financing activities was $10.0 million reflecting the payment of cash dividends, partially offset by a slight increase in the Company's long-term debt.

  In February of 1997, the Company issued $75.0 million of 6.96 percent unsecured Notes, due February 2007 pursuant to its $250 million Medium-Term Note Program. During January 1998, the Company issued $50.0 million of 6.39 percent unsecured notes due January 2008 pursuant to its $250 million Medium-Term Note Program. To date $200 million of notes have been issued under the Medium-Term Note Program. The net proceeds from the February 1997 and January 1998 issuances were used to pay down debt incurred under the Company's Commercial Paper Program and other general obligations of the Company.

  In the first quarter of 1997, the Company entered into an amended and restated revolving credit agreement dated as of March 31, 1997, relating to its $1.1 billion bank line of credit (the "Bank Credit Facility") which extended the term of the Bank Credit Facility until March 31, 2002. As of December 31, 1997, the Company had no debt outstanding under this facility.

  In the fourth quarter of 1996, the Company established a $1.1 Billion Commercial Paper Program for the private placement to accredited investors of up to $1.1 billion (outstanding at any one time) of unsecured notes with maturities of up to 270 days from date of issue (the "CP Notes"). In the Commercial Paper Placement Agency Agreements relating to the program, the Company has agreed to maintain credit lines sufficient to support payment of the CP Notes. At December 31, 1997, the Company had $372.7 million of CP Notes outstanding under the program. The effective rate of commercial paper borrowing during 1997 averaged 5.7 percent (6.2 percent at December 31, 1997).

  In September 1996, the Company entered into a contract with Diamond Offshore Drilling for the major upgrade and operation of a semisubmersible drilling rig, Ocean Victory, for a three-year deepwater drilling program in the Gulf of Mexico. In November 1997, the Company commenced its Gulf of Mexico deepwater drilling program using the Ocean Victory, with the spudding of the King Prospect (Mississippi Canyon 764). The contract for the Ocean Victory along with other contracts for support equipment are anticipated to cost approximately $160 million over the term of the contract. During 1997 the Company incurred approximately $10 million under the terms of these contracts. See Note 19 of the Notes to the Consolidated Financial Statements in this Form 10-K for a discussion of subsequent events relating to the status of the Ocean Victory.

  The Company's ratios of earnings to fixed charges for the year ended December 31, 1997, 1996 and 1995 was 5.9, 5.1 and 2.0, respectively. For this purpose, earnings include income before income taxes and fixed charges. Fixed charges include interest, amortization of debt expenses and the estimated interest component of rental expense.


------

ENVIRONMENTAL MATTERS

  At December 31, 1997, $139.6 million had been accrued for the total estimated cost, net of salvage value, of plugging and abandoning wells, dismantling platforms and facilities as required by contract, regulation or law, and the estimated costs of restoration and reclamation of land associated with such facilities. This accrual for dismantlement and restoration costs includes a component for compliance with new environmental laws and regulations. These environmental related costs include the removal of contaminants and the restoration of the site. See Note 9 of the Notes to Consolidated Financial Statements in this Form 10-K.

  During 1997, 1996 and 1995, the Company did not incur any significant charges to income for environmental remediation costs and made no related payments. At December 31, 1997, the Company did not have a separate environmental remediation reserve for Superfund or similar clean-up sites. See Notes 2 and 9 of the Notes to Consolidated Financial Statements in this Form 10-K regarding Dismantlement, Restoration and Reclamation Costs.

  On the basis of management's best assessment of the ultimate amount and timing of the contingencies associated with environmental matters, any expenses or judgments related to such matters are not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

IMPACT OF THE YEAR 2000 ISSUE

  The Year 2000 issue is the result of computer programs written and computer chips programmed using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software as well as anything with a computer chip may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  Based on a recent assessment, the Company determined that it must modify or replace portions of its software so that its computer systems can properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will be adequately addressed. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have an impact on the operations of the Company and such impact could be material.

  The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project for critical systems no later than December 31, 1998. The total remaining cost of the Year 2000 project (i) is estimated at $2 million, (ii) is being funded through operating cash flows and
(iii) will be expensed as incurred over the next two years. To date, the Company has incurred and expensed approximately $0.5 million related to the assessment of its Year 2000 project and the development and implementation of its remediation plan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  See (i) Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management and Market-Sensitive Instruments and (ii) Note 17 of the Notes to the Consolidated Financial Statements in this Form 10-K. For a description of accounting policies, see Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-K.


                                                                         ------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
CONSOLIDATED FINANCIAL STATEMENTS
  Report of Independent Accountants.......................................  24
  Consolidated Statement of Income for Each of the Three Years in the
   Period Ended December 31, 1997.........................................  25
  Consolidated Balance Sheet as of December 31, 1997 and 1996.............  26
  Consolidated Statement of Cash Flows for Each of the Three Years in the
   Period Ended December 31, 1997.........................................  27
  Consolidated Statement of Stockholders' Equity (Deficit) for Each of the
   Three Years in the Period Ended
   December 31, 1997......................................................  28
  Notes to Consolidated Financial Statements..............................  29
  Supplemental Information -- Oil & Gas Producing Activities (Unaudited)..  45


-------

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Vastar Resources, Inc.:

  We have audited the accompanying consolidated balance sheet of Vastar Resources, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vastar Resources, Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

  As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for the impairment of long-lived assets in 1995.

                                           /s/ COOPERS & LYBRAND L.L.P.

                                           COOPERS & LYBRAND L.L.P.
Houston, Texas
February 12, 1998


                                                                         ------

                             VASTAR RESOURCES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                         FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                        -----------------------
                                                         1997     1996    1995
                                                        -------  ------  ------
                                                        (MILLIONS OF DOLLARS,
                                                             EXCEPT PER
                                                           SHARE AMOUNTS)
REVENUES
Net sales and other operating revenues................. $ 986.4  $945.8  $702.7
Other revenues.........................................    27.3    20.8    36.8
                                                        -------  ------  ------
    Net revenues....................................... 1,013.7   966.6   739.5
                                                        -------  ------  ------
EXPENSES
Operating expenses.....................................   153.9   136.1   127.9
Exploration expenses...................................   175.5   186.4   151.2
Selling, general and administrative expenses...........    63.3    62.0    51.2
Taxes other than income taxes..........................    50.0    41.2    32.7
Depreciation, depletion and amortization...............   288.6   275.9   263.3
Interest...............................................    47.8    52.3    57.0
                                                        -------  ------  ------
    Total expenses.....................................   779.1   753.9   683.3
                                                        -------  ------  ------
Income before income taxes.............................   234.6   212.7    56.2
Income tax benefit.....................................    (5.9)   (7.3)  (46.4)
                                                        -------  ------  ------
    Net income......................................... $ 240.5  $220.0  $102.6
                                                        =======  ======  ======
Basic earnings per share............................... $  2.47  $ 2.26  $ 1.06
                                                        =======  ======  ======
Diluted earnings per share............................. $  2.46  $ 2.26  $ 1.05
                                                        =======  ======  ======

   The accompanying notes are an integral part of the consolidated financial statements.


-------

                             VASTAR RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEET

                                                             DECEMBER 31,
                                                         ---------------------
                                                            1997       1996
                                                         ---------- ----------
                                                         (MILLIONS OF DOLLARS)
ASSETS
Current assets:
  Cash and cash equivalents............................. $     10.2 $     21.9
  Accounts receivable:
    Trade...............................................      132.5      470.4
    Related parties.....................................      111.6       27.1
  Inventories...........................................        9.9       12.5
  Prepaid expenses and other............................       24.7       61.6
                                                         ---------- ----------
      Total current assets..............................      288.9      593.5
Oil and gas properties and equipment, net...............    1,591.4    1,332.6
Other long-term assets..................................       44.5       13.0
                                                         ---------- ----------
      Total assets...................................... $  1,924.8 $  1,939.1
                                                         ========== ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable:
    Trade...............................................      248.6      465.1
    Related Parties.....................................       60.7        4.5
  Accrued liabilities...................................       50.2       81.5
                                                         ---------- ----------
      Total current liabilities.........................      359.5      551.1
Long-term debt..........................................      672.1      778.4
Deferred liabilities and credits........................      213.6      214.0
Deferred income taxes...................................      174.1      102.2
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock, $0.01 par value: authorized, 110,000,000
 shares; issued and outstanding, 97,304,127 shares at
 December 31, 1997 and 97,260,551 shares at December 31,
 1996...................................................        1.0        1.0
Capital in excess of par value of stock.................      454.9      454.1
Accumulated earnings (deficit)..........................       49.6     (161.7)
                                                         ---------- ----------
      Total stockholders' equity........................      505.5      293.4
                                                         ---------- ----------
      Total liabilities and stockholders' equity........ $  1,924.8 $  1,939.1
                                                         ========== ==========

   The accompanying notes are an integral part of the consolidated financial statements.


                                                                         ------

                             VASTAR RESOURCES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      FOR THE YEARS ENDED
                                                         DECEMBER 31,
                                                    -------------------------
                                                     1997     1996     1995
                                                    -------  -------  -------
                                                     (MILLIONS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................... $ 240.5  $ 220.0  $ 102.6
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization.........   288.6    275.9    263.3
  Net change in deferred taxes.....................    71.9     (6.0)   (36.8)
  Dry hole expense and undeveloped leasehold
   amortization....................................    86.5    109.6     96.0
  Gain on asset sales..............................   (14.6)   (13.1)    (4.3)
  Net change in accounts receivable, inventories
   and accounts payable............................    95.7    (38.7)    52.1
  Other............................................   (13.4)   (14.4)    (9.2)
                                                    -------  -------  -------
    Net cash provided by operating activities......   755.2    533.3    463.7
                                                    -------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties and equipment,
 including dry hole costs..........................  (629.5)  (522.2)  (414.4)
Proceeds from oil and gas properties and equipment
 sales.............................................    18.3     15.5      9.8
Other..............................................   (21.0)      --     (2.5)
                                                    -------  -------  -------
  Net cash used by investing activities............  (632.2)  (506.7)  (407.1)
                                                    -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock...........................     0.8      0.2       --
Proceeds from long-term debt.......................   145.5    629.0    159.3
Repayment of long-term debt........................  (251.8)  (610.0)  (450.0)
Dividends..........................................   (29.2)   (29.2)   (29.2)
                                                    -------  -------  -------
    Net cash used by financing activities..........  (134.7)   (10.0)  (319.9)
                                                    -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents.......................................   (11.7)    16.6   (263.3)
Cash and cash equivalents at beginning of year.....    21.9      5.3    268.6
                                                    -------  -------  -------
Cash and cash equivalents at end of year........... $  10.2  $  21.9  $   5.3
                                                    -------  -------  -------
Supplemental cash flow information:
  Cash paid for interest........................... $  47.9  $  50.9  $  56.0
                                                    =======  =======  =======
  Cash received for income taxes................... $  66.7  $   3.7  $  11.1
                                                    =======  =======  =======

   The accompanying notes are an integral part of the consolidated financial statements.


-------

                             VASTAR RESOURCES, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                        COMMON           ADDITIONAL ACCUMULATED
                                     STOCK SHARES COMMON  PAID-IN    EARNINGS
                                        ISSUED    STOCK   CAPITAL    (DEFICIT)
                                     ------------ ------ ---------- -----------
                                                      (MILLIONS OF DOLLARS)
Balance, January 1, 1995............  97,250,001   $1.0    $453.9     $(425.9)
  Cash dividends declared ($0.30 per
   share)...........................          --     --        --       (29.2)
  Net income........................          --     --        --       102.6
                                      ----------   ----    ------     -------
Balance, December 31, 1995..........  97,250,001    1.0     453.9      (352.5)
  Exercise of stock options.........      10,550     --       0.2          --
  Cash dividends declared ($0.30 per
   share)...........................          --     --        --       (29.2)
  Net income........................          --     --        --       220.0
                                      ----------   ----    ------     -------
Balance, December 31, 1996..........  97,260,551    1.0     454.1      (161.7)
  Exercise of stock options.........      43,576     --       0.8          --
  Cash dividends declared ($0.30 per
   share)...........................          --     --        --       (29.2)
  Net income........................          --     --        --       240.5
                                      ----------   ----    ------     -------
Balance, December 31, 1997..........  97,304,127   $1.0    $454.9     $  49.6
                                      ==========   ====    ======     =======

   The accompanying notes are an integral part of the consolidated financial statements.


                                                                         ------

                            VASTAR RESOURCES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FORMATION OF THE COMPANY AND BASIS OF PRESENTATION

  Vastar Resources, Inc. ("Vastar" or the "Company") is one of the largest independent (non-integrated) oil and gas companies in the United States. The Company is engaged in the exploration, development, production and marketing of natural gas, crude oil and natural gas liquids. The Company's four principal producing areas are offshore in the Gulf of Mexico, the Gulf Coast region (south Texas, southeast Texas and south Louisiana), the San Juan/Rockies region (northwest New Mexico, southwest Colorado and Wyoming) and the Mid-Continent region (northeast Texas, Oklahoma, northern Louisiana, Arkansas and Kansas). Effective September 1, 1997, Vastar began marketing its natural gas through Southern Company Energy Marketing L.P. ("SCEM"), a limited partnership owned by subsidiaries of Vastar and The Southern Company, in which Vastar currently owns a 40 percent interest. Prior to that time, substantially all the Company's natural gas production was sold to and marketed by its wholly-owned subsidiary, Vastar Gas Marketing, Inc. Vastar directly markets its crude oil and natural gas liquids nationwide.

  Effective October 1, 1993, Atlantic Richfield Company ("ARCO") conveyed beneficial title to certain producing properties located in the Gulf of Mexico, Texas, Louisiana, Oklahoma, Kansas, New Mexico, Colorado and Arkansas, together with certain developed and undeveloped acreage (collectively, the "Properties") to Vastar, ARCO'S wholly-owned subsidiary, at the time of the conveyance. ARCO also conveyed to the Company all of the outstanding stock of each of the following subsidiaries of ARCO: Vastar Gas Marketing, Inc. (formerly ARCO Natural Gas Marketing, Inc.), F&H Pipeline Company, Grant Gathering Company and Wilburton Hub, Inc. For financial reporting purposes, the Properties and the capital stock of the subsidiaries were recorded at ARCO's historical cost. On December 7, 1993, Vastar borrowed $1.25 billion from a group of banks and paid a special dividend to ARCO in the same amount. In the second quarter of 1994, the Company paid $125 million in additional special cash dividends to ARCO.

  ARCO owns 80,000,001 shares (82.2 percent) of the outstanding common stock, par value $0.01 per share ("Common Stock") of the Company, and as of May 19, 1994, the Company and ARCO entered into an agreement granting ARCO certain rights as a stockholder of the Company. In order to allow ARCO to continue to include the Company as part of its "affiliated group" for federal income tax purposes, ARCO has been granted, pursuant to such agreement, the cumulative, continuing right to purchase from the Company at the then-current market price, such number of shares of Common Stock or preferred stock, or both, as may be necessary to preserve that status. For additional information relating to the relationships between the Company and ARCO, see Note 5 to the Notes to Consolidated Financial Statements in this Form 10-K.

  On July 5, 1994, the Company completed an initial public offering of 17,250,000 shares of its common stock. The Company received proceeds of approximately $453 million for such shares, net of the underwriting discount of approximately $26 million and expenses of $4 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of all subsidiaries and ventures in which an interest is held. All material intercompany balances and transactions are eliminated. Investments in affiliates over which the Company can exercise influence and generally owns between 20 percent and 50 percent are accounted for using the equity method.

 Cash Equivalents

  Cash equivalents consist of highly liquid investments, such as time deposits, certificates of deposit and marketable securities other than equity securities with original maturities of three months or less. Cash equivalents are stated at cost, which approximates market value.

 Oil and Gas Properties

  Oil and gas properties are accounted for using the successful efforts method. Under this method, all development costs and acquisition costs of proved properties are capitalized and amortized on a units-of-production basis over the remaining life of proved developed reserves and proved reserves, respectively. Costs of drilling exploratory wells are initially capitalized, but charged to expense if and when a well is determined to be unsuccessful. Oil and gas unproved property costs are capitalized and amortized on a composite basis, considering past success experience and average property life.


------

                            VASTAR RESOURCES, INC.

  Costs of retired, sold or abandoned properties that constitute a part of an amortization base are charged or credited, net of proceeds, to the accumulated depreciation, depletion and amortization reserve. Gains or losses from the disposal of other properties are recognized currently. Expenditures for maintenance, repairs and minor renewals necessary to maintain properties in operating condition are expensed as incurred. Major replacements and renewals are capitalized. All properties are stated at the lower of cost or cost less any impairment recognition.

 Inventories

  Inventories are comprised principally of materials and supplies, and are stated at the lower of cost (determined on an average basis) or market. Product inventories are stated at the lower of current market value or cost and represent approximately 15 percent of total year-end inventory. Cost is determined under the last-in, first-out (LIFO) method.

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

 Income Taxes

  The Company and its subsidiaries join with ARCO and ARCO's domestic subsidiaries in filing a consolidated federal income tax return. The Company and ARCO are parties to a tax sharing agreement, effective October 1, 1993, and amended on June 1, 1995, relating to these taxes (the "Tax Sharing Agreement"). During the first quarter of 1997, ARCO and the Company agreed to a second amendment to the Tax Sharing Agreement, effective January 1, 1997 (the "Second Amendment"). The Second Amendment removes certain limitations under the prior agreement and generally allows the Company to receive payment from ARCO for all Section 29 Tax Credits in the year generated. In return, the Company agreed to a 3.25 percent reduction in the value of the Section 29 Tax Credits generated from properties acquired by the Company before June 1, 1995. ARCO and Vastar also agreed to apply the same 3.25 percent reduction to the $61.4 million of Section 29 Tax Credits carried forward as of December 31, 1996, in exchange for a payment upon execution of the Second Amendment. Accordingly, Vastar received $59.4 million from ARCO on March 20, 1997. Under the Tax Sharing Agreement, as amended by the Second Amendment, the Company is able to use its Section 29 Tax Credits to reduce its federal income tax payments to ARCO by the greater of (i) the amount of such credits which could be used by the Company if its tax liability was calculated on a stand-alone tax basis and (ii) the amount of such credits used by the ARCO Tax Group (as defined in the Tax Sharing Agreement), in each case, less the 3.25 percent discount on certain credits. Tax credits that are not used by Vastar in the current year pursuant to the Tax Sharing Agreement, as amended by the Second Amendment, will generally be carried forward and used in subsequent tax years. See Note 10 of the Notes to Consolidated Financial Statements in this Form 10-K for further information.

  State tax expense is computed using the applicable average tax rates for both unitary and nonunitary state filings. State franchise taxes are also calculated on a stand-alone basis.

 Revenue Recognition

  Revenue is normally recognized from jointly-owned properties as oil and gas is produced and sold for Vastar's account. An overlift (i.e., when Vastar sells gas in excess of its entitlement) is recorded as a liability if it is significant in quantity and the remaining underground reserves are not sufficient to satisfy the deficiency. Underlifts (i.e., when Vastar sells less gas than its entitlement) are recorded only when contracts specify that lifting imbalances be settled in cash. Overlifts and underlifts to be settled in cash are recorded as adjustments to revenue. The recorded lifting imbalances at December 31, 1997 and 1996, were insignificant.

 Hedging and Related Activities

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


                                                                         ------

                            VASTAR RESOURCES, INC.

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

  The conditions to be met for a derivative instrument to qualify as a hedge are the following: (i) the item to be hedged exposes the Company to price or interest rate risk; (ii) the derivative reduces the risk exposure and is designated as a hedge at the time the derivative contract is entered into; and
(iii) at the inception of the hedge and throughout the hedge period there is a high correlation of changes in the market value of the derivative instrument and the fair value of the underlying item being hedged.

  When the designated item associated with a derivative instrument matures, is sold, extinguished or terminated, derivative gains or losses are recognized as part of the gain or loss on sale or settlement of the underlying item. When a derivative instrument is associated with an anticipated transaction that is no longer expected to occur or if correlation no longer exists, the gain or loss on the derivative is recognized in income to the extent the future results have not been offset by the effects of price or interest rate changes on the hedged item since the inception of the hedge.

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

 Reclassifications

  Certain previously reported amounts have been restated to conform to classifications adopted in 1997.


------

                            VASTAR RESOURCES, INC.

3. NET SALES AND OTHER OPERATING REVENUES

  Net sales and other operating revenues were as follows for the years ended December 31:

                                                     1997      1996      1995
                                                   --------  --------  --------
                                                     (MILLIONS OF DOLLARS)
   Sales and other operating revenues:
     Unrelated parties............................ $2,782.5  $3,111.3  $1,636.1
     Related parties(1)...........................    524.1     270.5     357.3
                                                   --------  --------  --------
       Total......................................  3,306.6   3,381.8   1,993.4
   Less:
     Purchases(2)................................. (2,254.5) (2,372.6) (1,246.4)
     Delivery expense.............................    (65.7)    (63.4)    (44.3)
                                                   --------  --------  --------
   Net sales and other operating revenues......... $  986.4  $  945.8  $  702.7
                                                   ========  ========  ========

------
(1) The weighted average lifting and purchase cost per Mcfe associated with proprietary production and third party purchased volumes multiplied by the related party sales volumes results in average costs of $409.0 million, $186.1 million and $233.1 million for 1997, 1996 and 1995 respectively. The increase in related party sales is the result of the transfer of Vastar's gas marketing activities to SCEM in September 1997.
(2) Includes purchases from related parties at a cost of $196.7 million, $23.8 million and $46.4 million for 1997, 1996 and 1995, respectively.

4. SOUTHERN COMPANY ENERGY MARKETING L.P. ("SCEM")

  On August 8, 1997, the Company entered into a Formation Agreement (the "Formation Agreement") with Southern Energy, Inc. (formerly known as SEI Holdings, Inc.), a Delaware corporation ("SEI") and a subsidiary of The Southern Company, to combine certain natural gas and power trading and marketing operations of the two companies and create a new energy services company. The new company is named Southern Company Energy Marketing L.P. ("SCEM" or the "Venture"). SCEM is managed, through subsidiaries, by SEI and Vastar and began gas marketing, effective September 1, 1997, and power marketing, effective January 1, 1998. Through its subsidiaries, Vastar currently holds a 40 percent interest in the Venture, and SEI, through subsidiaries, currently holds a 60 percent interest. SCEM is engaged in the business of trading and marketing natural gas, electricity and other energy-related commodities. SCEM provides energy and energy-related commodities, products and services to wholesale and retail customers in North America.(a)

  Under the terms of the "first closing" of the transaction under the Formation Agreement which occurred effective September 1, 1997, SEI paid $40 million into escrow for Vastar's account and Vastar and SEI contributed certain gas marketing assets to the Venture. The "second closing" was effective January 1, 1998. At the second closing, the $40 million of escrowed funds, along with interest, were released to Vastar, and Vastar contributed additional gas marketing assets and its power marketing operations and SEI contributed its power marketing operations to SCEM. Vastar's gas processing plant assets and related businesses and Vastar's contracts with cogeneration facilities were not contributed to the Venture. The Company expects to record an after tax gain of approximately $10 to $12 million in the first quarter of 1998 related to this transaction.

  For the first five years of operation, Vastar is to receive, subject to certain exceptions, minimum cash distributions from the Venture of $20 million for the year 1998, $20 million for the year 1999, $25 million for the year 2000, $30 million for the year 2001 and $30 million for the year 2002.

  On July 1, 2001, the interests of SEI and Vastar will shift to 75 percent and 25 percent, respectively. No additional consideration will be received by Vastar in connection with this ownership change. During the year 2002, SEI has an option to purchase an additional five percent interest in the Venture from Vastar for $80 million (the "SEI Call Option") and on January 1, 2003, Vastar has an option to sell to certain subsidiaries of SEI its remaining interest for $210 million (or $130 million if the SEI Call Option has been exercised). Under limited conditions, SEI has an additional option to purchase Vastar's entire interest in the Venture commencing on September 1, 1997 and expiring on December 31, 2007, for $580 million (or $500 million if the SEI Call Option has been exercised) or a certain multiple of earnings, whichever is higher.

------
(a) See Items 1. and 2. Business Properties--Marketing in this Form 10-K for a detailed description of the ownership of SCEM.


                                                                         ------

                            VASTAR RESOURCES, INC.

  In connection with the Formation Agreement, Vastar entered into a Gas Purchase and Sale Agreement with SCEM for a primary term expiring on December 31, 2007, pursuant to which Vastar committed to sell, and SCEM committed to purchase (subject to certain partial releases or early termination), substantially all of the gas produced and owned or controlled by Vastar within the lower 48 states of the United States, Canada and Mexico, at market-based prices. The Gas Purchase and Sale Agreement excludes certain natural gas from the commitment and also reserves to Vastar certain rights, including gas processing rights. The agreement requires that Vastar make available to SCEM a minimum monthly quantity of natural gas which can be purchased by Vastar on the open market to supply to SCEM, if necessary. Gas sales under this contract began September 1, 1997.

  The Company is accounting for its interest in the Venture using the equity method of accounting and therefore the Company's consolidated results after September 1, 1997, will no longer reflect its gas marketing activities in the individual line items of the financial statements.

5. RELATED PARTY TRANSACTIONS AND COST ALLOCATIONS

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

  The purchase and sale agreements include the sales of substantially all of ARCO's lower 48 proprietary natural gas production from its ARCO Permian Unit to the Company and the sales of substantially all of Vastar's proprietary crude oil and NGLs to ARCO at agreed-upon prices approximating current market values. The contract relating to natural gas terminated as of April 1, 1995. The contract relating to crude oil terminated as of January 1, 1995, when the Company began to directly market its crude oil. However, Vastar has continued to market crude oil to ARCO on a month-to-month basis at market-based prices. The contract relating to NGLs terminated as of March 31, 1996, when the Company began to directly market its NGLs. However, Vastar has continued to market NGLs to ARCO on a month-to-month basis at market-based prices. The accounting and land administration services agreement included accounting, internal control, royalty administration, land administration and the computer services associated with these activities. This agreement terminated as of January 1, 1995. The technical services agreement includes a variety of oil and gas technical services and information technology services. The provisions for information technology under this agreement terminated on October 31, 1995, while the remaining portion of the agreement is for an indefinite term. Under the corporate services agreement, ARCO provides the Company various financial, legal, insurance, internal audit and other administrative services and the Company provides ARCO with certain financial and other services as agreed. This agreement provides for an indefinite term. Charges under each of these service agreements are determined based on usage or other methods that management believes to be reasonable.

  Vastar has entered into a Gas Purchase and Sale Agreement with SCEM pursuant to which Vastar committed to sell, and SCEM committed to purchase, substantially all of the gas produced and owned or controlled by Vastar within the lower 48 states of the United States, Canada and Mexico, at market-based prices. Natural gas sales under this contract began September 1, 1997. Vastar also purchases natural gas from SCEM pursuant to an agreement effective September 1, 1997. See Note 4 of the Notes to Consolidated Financial Statements in this form 10-K for further information.

  Pursuant to a working capital loan arrangement, Vastar and SEI have agreed to loan SCEM up to $50 million. Vastar's commitment to make working capital loans is limited to $20 million which corresponds to Vastar's 40 percent interest in SCEM. Vastar and SEI are parties to an Intercreditor Agreement pursuant to which either party may make advances to SCEM and seek a corresponding reimbursement of the other party's pro rata share of the advance. At December 31, 1997, $9.6 million, plus accrued interest, was owed by SCEM to Vastar for working capital advances made to SCEM pursuant to this arrangement.

  An analysis of net settlements for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                          1997    1996    1995
                                                         ------  ------  ------
                                                             (MILLIONS OF
                                                               DOLLARS)
   Sales to ARCO and its affiliates..................... $206.3  $270.5  $357.3
   Sales to SCEM........................................  317.8      --      --
   Purchases from ARCO..................................  (25.8)  (23.8)  (46.4)
   Purchases from SCEM.................................. (170.9)     --      --
   Administrative fees paid to ARCO.....................  (16.2)  (14.1)  (14.9)
   Tax settlements received from ARCO...................   68.7     4.8    11.7
   Loans to SCEM........................................    9.6      --      --
                                                         ------  ------  ------
       Net received..................................... $389.5  $237.4  $307.7
                                                         ======  ======  ======


------

                            VASTAR RESOURCES, INC.

6. OIL AND GAS PROPERTIES AND EQUIPMENT

  Oil and gas properties and equipment, at cost, and related accumulated depreciation, depletion and amortization were as follows at December 31:

                                                             1997       1996
                                                          ---------- ----------
                                                          (MILLIONS OF DOLLARS)
   Proved properties..................................... $  4,739.1 $  4,320.8
   Unproved properties...................................      256.8      151.7
   General plant.........................................      193.9      177.5
                                                          ---------- ----------
       Total oil and gas properties and equipment........    5,189.8    4,650.0
   Less accumulated depreciation, depletion and
    amortization.........................................    3,598.4    3,317.4
                                                          ---------- ----------
       Net............................................... $  1,591.4 $  1,332.6
                                                          ========== ==========

  Effective October 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-
Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). The
Company recognized a non-cash charge of $13.1 million, $9.4 million and $23.1 million related to the impairment of oil and gas properties during 1997, 1996 and 1995, respectively, which is included in depreciation, depletion and amortization expense.

  Expenses for maintenance and repairs were $55.0 million, $35.9 million and $30.8 million for the years ended December 31, 1997, 1996 and 1995, respectively.

7. ACCRUED LIABILITIES

  Accrued liabilities were as follows at December 31:

                                                             1997       1996
                                                          ---------- ----------
                                                          (MILLIONS OF DOLLARS)
   Hedging payable....................................... $      7.9 $     29.6
   Property and production taxes.........................       12.9       13.4
   Unrealized hedging gains..............................        0.8        8.7
   Payroll liabilities...................................        9.0        7.5
   Interest..............................................        7.6        8.0
   Other.................................................       12.0       14.3
                                                          ---------- ----------
       Total............................................. $     50.2 $     81.5
                                                          ========== ==========

8. LONG-TERM DEBT

  Long-term debt at December 31, 1997 and 1996 was comprised of the following:

                                                             1997       1996
                                                          ---------- ----------
                                                          (MILLIONS OF DOLLARS)
   8.75% Notes, due 2005................................. $    149.4 $    149.4
   6.95% Notes, due 2006.................................       75.0       75.0
   6.96% Notes, due 2007.................................       75.0       ----
   Commercial Paper......................................      372.7      554.0
                                                          ---------- ----------
       Total............................................. $    672.1 $    778.4
                                                          ========== ==========

  In December 1993, Vastar borrowed $1.25 billion under an unsecured, revolving credit agreement. The facility was amended in the second quarter of 1995, in the first quarter of 1996 and again in the first quarter of 1997. As of December 31, 1997, commitments under this facility, as amended to date, totaled $1.1 billion and the commitment expires March 31, 2002. The effective rate of this borrowing during 1996 averaged 5.8 percent. During 1997 there was no debt outstanding under this facility. The agreement contains certain covenants, the most restrictive of which (i) require Vastar to maintain minimum levels of tangible stockholders' equity and maintain certain financial ratios, (ii) restrict the Company's ability to encumber its assets and (iii) may restrict, under certain circumstances, the Company's ability to pay dividends.


                                                                         ------

                            VASTAR RESOURCES, INC.

  On November 14, 1994, the Company filed a registration statement with the Securities and Exchange Commission covering the issuance of up to $500 million of debt securities. These securities may be offered from time to time on terms to be determined at the time of the sale. As of December 31, 1995, $150 million of 8.75 percent unsecured notes, due in 2005, had been issued pursuant to this registration statement. In the second quarter of 1995, the Company established a $250 Million Medium-Term Note Program pursuant to this registration statement. The following table summarizes issuances pursuant to the Medium-Term Note Program as of January 31, 1998.

         ISSUE DATE         RATE       DUE DATE      AMOUNT
         ----------     ------------ ------------- -----------
         November 1996  6.95 percent November 2006 $75 million
         February 1997  6.96 percent February 2007 $75 million
         January 1998   6.39 percent January 2008  $50 million

  The net proceeds of the above issuances were primarily used to pay down debt incurred under the Company's Commercial Paper Program and other general obligations of the Company.

  In October 1996, the Company established a $1.1 Billion Commercial Paper Program for the private placement to accredited investors of up to $1.1 billion (outstanding at any one time) of unsecured notes with maturities of up to 270 days from the date of issue (the "CP Notes"). In the Commercial Paper Placement Agency Agreements relating to the program, the Company has agreed to maintain credit lines sufficient to support payment of the CP Notes. The proceeds from the Commercial Paper Program were used to pay down the debt incurred under the Revolving Credit Facility. At December 31, 1997, the Company had $372.7 million of CP Notes outstanding under the program. The effective rate of commercial paper borrowing during 1997 and 1996 averaged 5.7 percent and 5.6 percent, respectively (6.2 percent at December 31, 1997).

  The estimated fair value of total long-term debt at December 31, 1997 and 1996 was $696.9 million and $792.9 million, respectively. The fair value of Vastar's long-term debt was based on quoted market prices.

  Vastar periodically enters into interest rate swap agreements with the objective of managing interest rate risk by converting the interest rate on variable rate debt to a fixed rate. As of December 31, 1997, Vastar had no outstanding interest rate swaps. No interest rate swaps were settled in 1997 and the financial impact of the swaps settled in 1996 was immaterial.

9. DEFERRED LIABILITIES AND CREDITS

  Deferred liabilities and credits were as follows at December 31:

                                                             1997       1996
                                                          ---------- ----------
                                                          (MILLIONS OF DOLLARS)
   Dismantlement and restoration......................... $    139.6 $    145.5
   Pension and postretirement benefits...................       23.6       18.9
   Self insurance........................................       12.5       12.5
   Severance, sales and use taxes........................       12.0       11.9
   Other.................................................       25.9       25.2
                                                          ---------- ----------
       Total............................................. $    213.6 $    214.0
                                                          ========== ==========

  The Company accrues amounts for the dismantling of facilities and plugging and abandonment of wells on a unit-of-production basis. The Company accrued expenses of approximately $7.1 million, $2.0 million and $8.7 million and paid approximately $17.1 million, $10.1 million and $7.7 million in costs in 1997, 1996 and 1995, respectively, to plug and abandon wells, dismantle fields, facilities or projects and restore, reclaim and rehabilitate the land associated with those projects.

  In October 1996, the Accounting Standards Executive Committee issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP-96-1"). The provisions of SOP 96-1 includes standards affecting the measurement, recognition and disclosure of environmental remediation liabilities. The adoption in 1997 of the provision of SOP 96-1 had no material impact to the Company's financial position, results of operations and cash flows.


------

                            VASTAR RESOURCES, INC.

10. TAXES

  The components of the income tax benefit were comprised of the following for the years ended December 31:

                                                      1997     1996     1995
                                                     -------  -------  -------
                                                      (MILLIONS OF DOLLARS)
   Federal:
     Current........................................ $ (80.7) $  (3.7) $  (7.6)
     Deferred.......................................    69.9     (7.3)   (40.6)
                                                     -------  -------  -------
       Total federal................................   (10.8)   (11.0)   (48.2)
                                                     -------  -------  -------
   State:
     Current........................................     2.9      2.4     (2.0)
     Deferred.......................................     2.0      1.3      3.8
                                                     -------  -------  -------
       Total state..................................     4.9      3.7      1.8
                                                     -------  -------  -------
   Income tax benefit............................... $  (5.9) $  (7.3) $ (46.4)
                                                     =======  =======  =======

  Reconciliation of income tax expense with tax at the federal statutory rate is as follows for the years ended December 31:

                                                      1997     1996     1995
                                                     -------  -------  -------
                                                      (MILLIONS OF DOLLARS)
   Income before income taxes....................... $ 234.6  $ 212.7  $  56.2
                                                     =======  =======  =======
   Tax at statutory rate............................    82.1     74.4     19.7
   Increase (reduction) in taxes resulting from
    state income taxes (net of federal effect)......     3.2      2.5      1.3
   Tax credits and other............................   (91.2)   (84.2)   (67.4)
                                                     -------  -------  -------
   Income tax benefit............................... $  (5.9) $  (7.3) $ (46.4)
                                                     =======  =======  =======

  The major components of the net deferred tax liability at December 31, 1997 and 1996 were as follows:

                                                             1997       1996
                                                          ---------- ----------
                                                          (MILLIONS OF DOLLARS)
   Depreciation, depletion and amortization.............. $    247.2 $    239.1
                                                          ---------- ----------
       Total deferred tax liabilities....................      247.2      239.1
                                                          ---------- ----------
   Tax credits carried forward (1).......................        7.2       68.6
   Dismantlement and restoration.........................       44.0       48.9
   Self insurance........................................        4.4        4.4
   Pension and postretirement benefits...................        8.3        6.4
   Other.................................................        9.2        8.6
                                                          ---------- ----------
       Total deferred tax assets.........................       73.1      136.9
                                                          ---------- ----------
       Net deferred income tax liability................. $    174.1 $    102.2
                                                          ========== ==========

------
(1) See Note 2 of the Notes to Consolidated Financial statements in this Form 10-K relating to an amendment of the Tax Sharing Agreement.

  Taxes other than income taxes were comprised of the following for the years ended December 31:

                                                          1997    1996    1995
                                                         ------- ------- -------
                                                          (MILLIONS OF DOLLARS)
   Production/severance................................. $  34.4 $  26.6 $  16.6
   Property.............................................     9.8     9.7    10.5
   Payroll and other....................................     5.8     4.9     5.6
                                                         ------- ------- -------
       Total............................................ $  50.0 $  41.2 $  32.7
                                                         ======= ======= =======


                                                                         ------

                            VASTAR RESOURCES, INC.

11. STOCKHOLDERS' EQUITY

 Additional Shares of Common Stock Authorized

  At the Annual Meeting of Stockholders held on May 15, 1996, stockholders voted to amend the Company's Restated Certificate of Incorporation to authorize an additional 10 million shares of Common Stock. After adoption of the amendment, the Company had 110 million shares of Common Stock authorized to be issued, of which 97,304,127 shares were issued and outstanding as of December 31, 1997.

 Dividends

  During 1997, 1996 and 1995, the Company paid quarterly cash dividends on its Common Stock of $0.075 per share totaling $0.30 per share, or $29.2 million, each year.

12. COMMITMENTS AND CONTINGENCIES

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

  Vastar and ARCO have agreements whereby Vastar has agreed to indemnify ARCO against certain claims or liabilities to which ARCO could be subject relating to ARCO's historical ownership and operation of the properties transferred by ARCO to Vastar upon the formation of Vastar, including liabilities under laws relating to the protection of the environment and the workplace and liabilities arising out of certain litigation. ARCO has agreed to indemnify Vastar with respect to other claims and liabilities and other litigation matters not related to Vastar's business or properties as reflected in its consolidated financial statements.

  In September 1996, the Company entered into a contract with Diamond Offshore Drilling Company for the major upgrade and operation of a semisubmersible drilling rig, Ocean Victory, for a three-year deepwater drilling program in the Gulf of Mexico. In November 1997, the Company commenced its Gulf of Mexico deepwater drilling program using the Ocean Victory, with the spudding of the King Prospect (Mississippi Canyon 764). See Note 19 of the Notes to Consolidated Financial Statements in this Form 10-K for a discussion of subsequent events relating to the status of the Ocean Victory. Before any reimbursement from partners or potential partners, costs incurred with respect to this contract along with other contracts for committed support equipment are expected to be $54.0 million, $54.0 million and $44.2 million for the years 1998, 1999 and 2000, respectively. During 1997, the Company incurred approximately $10.0 million under the terms of these contracts.

  In connection with SCEM's marketing and risk management activities, Vastar and SEI have agreed to guarantee certain obligations of SCEM. The total amount of guarantees which can be issued is set by the Board of Governors of SCEM. Vastar and SEI have agreed, subject to certain limitations, to indemnify each other for their respective pro rata share of any amount paid in connection with these guarantees. Each company's pro rata share is equal to their respective percentage ownership in the Venture at the time the guaranteed obligation is incurred. In addition, Vastar's obligation to indemnify SEI, in any year, is limited, subject to certain limitations, to the amount which Vastar has received from SCEM in excess of the minimum cash distributions described above for that year. Similarly, if Vastar has not received its minimum cash distribution from SCEM in any year, SEI has agreed to indemnify, subject to certain limitations, Vastar for all amounts paid by Vastar under these guarantees for that year.

  The Company has significant credit risk exposure to Southern Company Energy Marketing L.P. ("SCEM") and Southern Energy, Inc. ("SEI"). SEI, a wholly-owned subsidiary of The Southern Company, has not yet obtained a credit rating from any nationally recognized statistical rating organization. The credit risk exposure consists of three principal items. First, SCEM has promised to make certain minimum cash distributions to Vastar. SEI has guaranteed this obligation as well as the amounts due to Vastar upon the exercise of Vastar's option to sell its remaining interest on January 1, 2003. Second, SCEM is obligated to pay, and SEI has guaranteed payment, for gas purchased under the Gas Purchase and Sale Agreement between the Company and SCEM,


------

                            VASTAR RESOURCES, INC.

pursuant to which the Company has agreed to sell substantially all of its production to SCEM. Third, Vastar has been indemnified by SEI, with certain limitations, with respect to amounts which Vastar may be required to pay under guarantees which Vastar has issued to secure certain obligations of SCEM. If at December 31, 1998, SEI has not obtained and does not thereafter maintain in effect an investment grade rating, SEI has agreed to provide certain credit enhancement to secure the payment of SCEM's obligations under the Gas Purchase and Sale Agreement and the minimum cash distributions.

  The Company has performed and continues to perform ongoing credit evaluations of its other customers and generally does not require collateral on its credit sales. Any amounts anticipated as uncollectible are charged to income and credited to a valuation account. The amounts included in the allowance for uncollectible accounts at December 31, 1997, 1996 and 1995 were insignificant.

13. EXPLORATION EXPENSE

  Exploration expense for the years ended December 31, 1997, 1996 and 1995, was as follows:

                                                         1997    1996    1995
                                                        ------- ------- -------
                                                         (MILLIONS OF DOLLARS)
   Dry hole costs...................................... $  56.5 $  82.6 $  69.0
   Geological and geophysical..........................    42.4    45.0    27.6
   Undeveloped leasehold amortization..................    30.0    27.0    27.0
   Staff...............................................    39.0    25.9    24.2
   Lease rentals.......................................     7.6     5.9     3.4
                                                        ------- ------- -------
       Total........................................... $ 175.5 $ 186.4 $ 151.2
                                                        ======= ======= =======

14. EARNINGS PER SHARE (EPS)

                                                   1997       1996       1995
                                                ---------- ---------- ----------
   BASIC EPS
   Income available to common shareholders
    (millions of dollars).....................  $    240.5 $    220.0 $    102.6
   Average shares of stock outstanding........  97,275,646 97,255,970 97,250,001
   Basic EPS..................................  $     2.47 $     2.26 $     1.06
   DILUTED EPS
   Income available to common shareholders in-
    cluding impact of conversions (millions of
    dollars)..................................  $    240.5 $    220.0 $    102.6
   Incremental shares assuming the exercise of
    stock options.............................     318,529    230,701     82,938
   Average shares of stock outstanding plus
    effect of dilutive securities.............  97,594,175 97,486,671 97,332,939
   Diluted EPS................................  $     2.46 $     2.26 $     1.05



                                                                         ------

                            VASTAR RESOURCES, INC.

15. RETIREMENT PLANS

  Essentially all the Company's employees are covered by defined benefit pension plans sponsored by Vastar. The benefits are based on years of service and the employee's compensation, primarily during the last three years of service. Vastar's funding policy is to make annual contributions as required by applicable regulations. Vastar accrues pension costs based on an actuarial valuation for each plan, and funds qualified benefit plans through contributions to trust funds kept apart from Vastar funds. Nonqualified benefit plans are not funded.

  The following table sets forth the plans' funded status and the amounts recognized in Vastar's balance sheet at December 31:

                                                          ASSETS    ACCUMULATED
                                                          EXCEED     BENEFITS
                                                        ACCUMULATED   EXCEED
                                                         BENEFITS     ASSETS
                                                        ----------- -----------
                                                         (MILLIONS OF DOLLARS)
   1997
   Actuarial present value of benefit obligations:
     Vested benefit obligation........................    $ 43.4       $ 4.4
                                                          ======       =====
     Accumulated benefit obligation...................    $ 43.4       $ 4.4
                                                          ======       =====
     Projected benefit obligation.....................    $ 61.2       $ 5.9
   Plan assets at fair value, primarily stocks and
    bonds.............................................      66.4          --
                                                          ------       -----
   Projected benefit obligation less than (in excess
    of) plan assets...................................       5.2        (5.9)
   Unrecognized net (gain) loss.......................      (5.8)        2.5
   Prior service cost not yet recognized in net
    periodic pension cost.............................       2.2         0.2
   Remaining unrecognized asset from January 1, 1986..      (5.0)         --
   Adjustment for minimum pension liability...........        --        (1.2)
                                                          ------       -----
   Pension liability recognized in the consolidated
    balance sheet.....................................    $(3.4)       $(4.4)
                                                          ======       =====
   1996
   Actuarial present value of benefit obligations:
     Vested benefit obligation........................    $ 33.2       $ 1.6
                                                          ======       =====
     Accumulated benefit obligation...................    $ 33.2       $ 1.6
                                                          ======       =====
     Projected benefit obligation.....................    $ 55.4       $ 5.4
   Plan assets at fair value, primarily stocks and
    bonds.............................................      57.2          --
                                                          ------       -----
   Projected benefit obligation in excess of plan as-
    sets..............................................       1.8        (5.4)
   Unrecognized net (gain) loss.......................      (1.2)        2.8
   Prior service cost not yet recognized in net
    periodic pension cost.............................       2.4         0.2
   Remaining unrecognized asset from January 1, 1986..      (5.4)         --
                                                          ------       -----
   Pension liability recognized in the consolidated
    balance sheet.....................................    $ (2.4)      $(2.4)
                                                          ======       =====

  Components of net pension cost for Vastar are as follows for the years ended December 31:

                                                     1997     1996     1995
                                                    -------  -------  -------
                                                     (MILLIONS OF DOLLARS)
   Service cost -- benefits earned during the
    period......................................... $   4.0  $   4.0  $   2.9
   Interest cost on projected benefit obligation...     4.4      3.9      3.1
   Actual return on plan assets....................    (8.7)    (8.9)    (9.4)
   Net amortization and deferral...................     2.8      4.0      5.3
                                                    -------  -------  -------
       Net pension cost............................ $   2.5  $   3.0  $   1.9
                                                    =======  =======  =======


------

                            VASTAR RESOURCES, INC.

  The assumptions used in determining the pension costs and pension liability shown above were as follows at December 31:

                                                       1997     1996     1995
                                                      ------  --------- ------
   Discount rate.....................................   7.00%   7.30%     7.25%
   Rate of salary progression........................    4.0%    5.0%      5.0%
   Long-term rate of return on assets................   10.5%   10.5%     10.5%

16. POSTRETIREMENT BENEFITS

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

  The following table sets forth Vastar's other postretirement benefit liability as of December 31:

                                                      HEALTH    LIFE
                                                       CARE   INSURANCE TOTAL
                                                      ------  --------- ------
                                                       (MILLIONS OF DOLLARS)
   1997
   Accumulated postretirement benefit obligation:
     Retirees........................................ $  0.9    $0.2    $  1.1
     Employees fully eligible........................    1.0     0.2       1.2
     Other active participants.......................    9.9     2.0      11.9
                                                      ------    ----    ------
       Total.........................................   11.8     2.4      14.2
   Unrecognized gain.................................    1.0     0.6       1.6
                                                      ------    ----    ------
   Accrued postretirement benefit obligation
    recognized in the consolidated balance sheet.....  $12.8    $3.0     $15.8
                                                      ======    ====    ======
   1996
   Accumulated postretirement benefit obligation:
     Retirees........................................ $  0.6    $0.1    $  0.7
     Employees fully eligible........................    0.9     0.2       1.1
     Other active participants.......................    8.9     1.9      10.8
                                                      ------    ----    ------
       Total.........................................   10.4     2.2      12.6
   Unrecognized gain.................................    1.0     0.5       1.5
                                                      ------    ----    ------
   Accrued postretirement benefit obligation
    recognized in the consolidated balance sheet..... $ 11.4    $2.7    $ 14.1
                                                      ======    ====    ======


                                                                         ------

                            VASTAR RESOURCES, INC.

  Net annual postretirement benefit costs for each of the years ended December 31, 1997, 1996 and 1995 included the following components:

                                                         HEALTH   LIFE
                                                          CARE  INSURANCE TOTAL
                                                         ------ --------- -----
                                                         (MILLIONS OF DOLLARS)
   1997
   Service cost -- benefits earned during the period....  $0.8    $0.2    $1.0
   Interest cost on accumulated postretirement benefit
    obligation..........................................   0.7     0.1     0.8
                                                          ----    ----    ----
   Net postretirement benefit cost......................  $1.5    $0.3    $1.8
                                                          ====    ====    ====
   1996
   Service cost -- benefits earned during the period....  $0.7    $0.2    $0.9
   Interest cost on accumulated postretirement benefit
    obligation..........................................   0.7     0.1     0.8
                                                          ----    ----    ----
   Net postretirement benefit cost......................  $1.4    $0.3    $1.7
                                                          ====    ====    ====
   1995
   Service cost -- benefits earned during the period....  $0.5    $0.1    $0.6
   Interest cost on accumulated postretirement benefit
    obligation..........................................   0.5     0.1     0.6
   Net amortization.....................................  (0.2)     --    (0.2)
                                                          ----    ----    ----
   Net postretirement benefit cost......................  $0.8    $0.2    $1.0
                                                          ====    ====    ====

  The significant assumptions used in determining postretirement benefit cost and the accumulated postretirement benefit obligation were as follows at December 31:

                                                          1997    1996    1995
                                                         ------ --------- -----
   Discount rate........................................  7.00%   7.30%   7.25%
   Rate of salary progression...........................   4.0%    5.0%    5.0%

  The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care trend rate) for the health plans is nine percent for 1995 and 1996, seven percent for 1997 to 2001 and five percent thereafter. The effect of a one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1997 by approximately $2.9 million, and the aggregate of the service and interest cost components of net annual postretirement benefit cost by less than $0.4 million.

17. FINANCIAL INSTRUMENTS

  The Company does not hold or issue financial instruments for trading purposes. The Company enters into commodity futures contracts to manage its natural gas and crude oil price risk associated with its proprietary production and to manage its fixed-price purchase and sale commitments, as well as to provide fixed-price physical commitments as a service to its customers and suppliers. The Company realized approximately $34.7 million and $37.1 million of pre-tax losses in 1997 and 1996, respectively, as a result of these various hedging transactions.

  In 1997 and 1996, the Company hedged 28 percent and 13 percent of its gas production, respectively, and 32 percent and 17 percent of its crude oil production, respectively. The following table summarizes the Company's open positions as of December 31, 1997.

                                                            AVERAGE
     PRODUCT AND LOCATION            TIME PERIOD            VOLUME       RANGE OF PRICES
     --------------------            -----------            -------      ---------------
   Gas/Henry Hub........... January 1 to December 31, 1998 201 MMcfd $ 1.95 -- $ 2.71 per Mcf
   Oil/WTI-at-Cushing...... January 1 to March 31, 1998    5.0 MBbld $20.00 -- $22.50 per Bbl

  In February 1998, the Company entered into the following additional position:

   Gas/Henry Hub........... April 1 to September 30, 1998  50 MMcfd  $ 2.20 -- $ 2.65 per Mcf


------

                            VASTAR RESOURCES, INC.

  Based on forward price quotes from brokers and NYMEX forward prices as of December 31, 1997, the fair value (deferred pre-tax loss or gain to the Company) for the hedged transactions for 1998 would be a $7.9 million loss for natural gas and a $0.8 million gain for crude oil, and approximates carrying value. The actual gains or losses realized by the Company from such hedges may vary significantly from the foregoing amounts due to the fluctuation of prices in the commodity markets. [For example, a hypothetical ten percent increase in the forward price quotes would increase the unrealized loss by approximately $16.7 million for natural gas and decrease the gain by approximately $0.4 million for crude oil. In order to calculate the hypothetical gain or loss, the relevant parameters of the futures contracts are the type of commodity, the delivery price and the delivery location; due to the short period before expiration, time value of money is ignored in the calculation. This analysis includes only the commodity-derivative instrument and not the exposure related to the underlying commodity.] Natural gas spot prices fluctuated between $1.78 per Mcf and $4.55 per Mcf (NYMEX Henry Hub) and crude oil prices fluctuated between $17.63 per Bbl and $26.63 per Bbl (NYMEX-WTI-at-Cushing) in 1997.

  The counterparties to these transactions are principally major financial institutions and major oil and gas and other industrial companies; Vastar does not anticipate nonperformance by the counterparties. The Company monitors the credit-worthiness of the counterparties.

18. STOCK OPTIONS

  Options to purchase shares of Vastar's Common Stock have been granted to executives, outside directors and key employees. Generally, the exercise price of each option is equal to or greater than the fair market value of the Company's Common Stock, $0.01 par value, at the date of grant and options vest one year after the date of grant, become exercisable in increments of 25 percent per year and expire ten years after the date of grant. However, certain stock options granted to certain executive officers under Stock Option Conversion Agreements in connection with Vastar's Initial Public Offering in 1994, (the "Offering"), were granted at less than the $28.00 Offering price and/or were exercisable upon the closing date of the Offering. In addition, stock options granted to outside directors vest 30 days after grant and are exercisable six months after the date of grant. Transactions during 1997, 1996 and 1995 were as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
                                                              SHARES     PRICE
                                                             ---------  --------
   Balance, January 1, 1995.................................   768,241   $29.38
     Granted................................................   260,550    25.20
     Exercised..............................................        --       --
     Forfeited/Canceled.....................................    (1,000)   25.13
                                                             ---------
   Balance, December 31, 1995............................... 1,027,791    28.33
     Granted................................................   360,700    32.42
     Exercised..............................................   (10,550)   20.53
     Forfeited/Canceled.....................................   (26,050)   31.93
                                                             ---------
   Balance, December 31, 1996............................... 1,351,891    29.41
     Granted................................................   509,250    29.78
     Exercised..............................................   (43,576)   18.53
     Forfeited/Canceled.....................................    (5,000)   29.69
                                                             ---------
   Balance, December 31, 1997............................... 1,812,565   $29.77
                                                             =========

  As of December 31, 1997, 1996 and 1995, there were 686,550, 190,800 and
525,450 of registered shares of Common Stock available for option, respectively. The weighted average fair value for options granted in 1997, 1996 and 1995 are $12.49 per share, $13.72 per share and $11.01 per share, respectively.

  A summary of the status of Vastar's fixed stock options as of December 31, 1997 were as follows:

                            OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
   ---------------------------------------------------------------------------------------------------
                              NUMBER    WEIGHTED AVERAGE                    NUMBER
           RANGE OF         OUTSTANDING    REMAINING     WEIGHTED AVERAGE EXERCISABLE WEIGHTED AVERAGE
       EXERCISE PRICES      AT 12/31/97 CONTRACTUAL LIFE  EXERCISE PRICE  AT 12/31/97  EXERCISE PRICE
       ---------------      ----------- ---------------- ---------------- ----------- ----------------
   $14.00 to $27.99........    284,478     7.1 years          $23.49        155,453        $22.17
   $28.00 to $43.99........  1,528,087     7.4 years          $30.94        470,834        $29.73


                                                                         ------

                            VASTAR RESOURCES, INC.

  A summary of the status of Vastar's fixed stock options as of December 31, 1996 were as follows:

                         OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
---------------------------------------------------------------------- ----------------------------
                           NUMBER    WEIGHTED AVERAGE                    NUMBER
   RANGES OF EXERCISE    OUTSTANDING    REMAINING     WEIGHTED AVERAGE EXERCISABLE WEIGHTED AVERAGE
         PRICES          AT 12/31/96 CONTRACTUAL LIFE  EXERCISE PRICE  AT 12/31/96  EXERCISE PRICE
   ------------------    ----------- ---------------- ---------------- ----------- ----------------
$14.00 to $27.99........    320,428     8.0 years          $22.66        137,441        $18.98
$28.00 to $43.99........  1,031,463     8.1 years          $31.51        426,660        $30.23

  Vastar applies Accounting Principles Board Opinion No. 25, in accounting for its fixed stock options. Accordingly, no compensation cost for options granted has been recognized in the financial statements. Had compensation cost for stock options been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," Vastar's net income and earnings per share for the years ended December 31, 1997, 1996 and 1995 would have been the pro forma amounts indicated below:

                                                             1997   1996   1995
                                                            ------ ------ ------
   Net income (millions):
     As reported........................................... $240.5 $220.0 $102.6
     Pro forma............................................. $238.3 $218.8 $102.1
   Earnings per share:
     As reported........................................... $ 2.47 $ 2.26 $ 1.06
     Pro forma............................................. $ 2.45 $ 2.25 $ 1.05

  For purposes of determining the pro forma amounts presented above, the fair value of each stock option grant is estimated on the American binomial option pricing model with the following approximate weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 1.0 percent, 0.87 percent and 0.87 percent; expected volatility of 23.3 percent,
25.6 percent and 22.6 percent; interest rate of 6.6 percent, 6.2 percent and
7.4 percent; and an expected term of eight years in all years.

19. SUBSEQUENT EVENTS

  On January 7, 1998, the "second closing" under the Formation Agreement, dated August 8, 1997, with Southern Energy, Inc. (formerly known as SEI Holdings, Inc.) ("SEI") occurred and was effective January 1, 1998. At the second closing, the $40 million of escrowed funds, along with interest, were released to Vastar, and Vastar contributed additional gas marketing assets and its power marketing operations and SEI contributed its power marketing operations to Southern Company Energy Marketing L.P.

  On January 21, 1998, the Board of Directors of the Company declared a cash dividend of $0.075 per share on the Common Stock to be paid on March 10, 1998, to stockholders of record as of February 13, 1998.

  During January 1998, the Company issued $50 million of 6.39 percent 10-year notes due in January 2008 pursuant to the Medium-Term Note program. To date, a total of $200 million of Medium-Term Notes have been issued, leaving $50 million of notes available under this program.

  In February 1998, the Company decided that an exploratory well testing the Kilmarnock prospect on Garden Banks Block 258 in the Gulf of Mexico will be plugged and abandoned, after finding non-commercial quantities of hydrocarbons. The Company held a 30 percent working interest in the Kilmarnock well, which was operated by British-Borneo Exploration, Inc. The well was drilled at a cost of approximately $13 million after tax to Vastar and will be included in Vastar's 1998 results of operations.

  In February 1998, the Company announced that an exploratory well testing the King prospect on Mississippi Canyon Block 764 in the Gulf of Mexico deepwater area was a discovery. The well encountered approximately 200 feet of net oil pay before drilling was suspended due to an engine room fire on the Ocean Victory drilling rig, which is owned by Diamond Offshore Drilling, Inc.


------

                             VASTAR RESOURCES, INC.

20. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                                                              1997       1996
                                                           ----------- ----------
                                                           (MILLIONS OF DOLLARS
                                                             EXCEPT PER SHARE
                                                                 AMOUNTS)
Net revenues
  Quarter ended:
    March 31.............................................. $     283.6 $   226.8
    June 30...............................................       229.9     229.7
    September 30..........................................       231.8     226.0
    December 31...........................................       268.4     284.1
                                                           ----------- ---------
    Total................................................. $   1,013.7 $   966.6
                                                           =========== =========
Income before income taxes
  Quarter ended:
    March 31.............................................. $      67.2 $    55.6
    June 30...............................................        56.6      51.7
    September 30..........................................        45.7      32.9
    December 31...........................................        65.1      72.5
                                                           ----------- ---------
    Total................................................. $     234.6 $   212.7
                                                           =========== =========
Net income
  Quarter ended:
    March 31.............................................. $      62.9 $    55.6
    June 30...............................................        58.3      53.7
    September 30..........................................        52.4      41.6
    December 31...........................................        66.9      69.1
                                                           ----------- ---------
    Total................................................. $     240.5 $   220.0
                                                           =========== =========
Basic earnings per share
  Quarter ended:
    March 31.............................................. $      0.65 $    0.57
    June 30...............................................        0.60      0.55
    September 30..........................................        0.54      0.43
    December 31...........................................        0.69      0.71


                                                                         ------

                            VASTAR RESOURCES, INC.

                           SUPPLEMENTAL INFORMATION

                        OIL & GAS PRODUCING ACTIVITIES
                                  (UNAUDITED)

  The Securities and Exchange Commission (the "SEC") defines proved oil and gas reserves as those estimated quantities of crude oil, natural gas, and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. These estimates of petroleum reserves do not include probable or possible reserves.

  With regard to the Company's reserve estimates for natural gas and NGLs, the Company owns interests in ten gas processing plants in the Gulf of Mexico, Gulf Coast and Mid-Continent producing areas. As a result of this ownership interest, the Company has natural gas processing rights for proved reserves contractually or economically committed to these plants. These processing rights stem from a variety of contracts, including wet gas purchase, Btu keep-whole, and processing type agreements, that the Company is a party to as a plant owner. NGLs quantities include those volumes allocated to the Company's leasehold interest (equity) in gas that is processed and those volumes attributable to the Company's plant ownership resulting from processing equity and third-party gas. The related shrinkage in natural gas volumes resulting from processing has been excluded from the natural gas reserve quantities. Approximately seven percent of the Company's total reserves are attributable to the Company's ownership in gas processing plants.

  Proved oil and gas reserve quantities are based on estimates prepared by the Company's engineers in accordance with guidelines established by the SEC and approximately 61 percent were reviewed by Ryder Scott Company Petroleum Engineers, who are independent petroleum engineers. There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. Estimated net quantities of proved oil and gas reserves of Vastar were as follows:

                                                  CRUDE AND  NATURAL GAS NATURAL
                                                  CONDENSATE   LIQUIDS     GAS
                                                   (MMBBL)     (MMBBL)    (BCF)
                                                  ---------- ----------- -------
   January 1, 1995
     Proved reserves.............................    62.2       32.9      1,982
     Proved developed reserves...................    42.6       29.5      1,756
   December 31, 1995
     Proved reserves.............................    64.0       43.4      2,081
     Proved developed reserves...................    42.8       39.5      1,738
   December 31, 1996
     Proved reserves.............................    67.5       47.8      2,224
     Proved developed reserves...................    43.6       44.3      1,801
   December 31, 1997
     Proved reserves.............................    77.5       51.5      2,379
     Proved developed reserves...................    48.2       47.8      1,954


------

  The changes in proved reserves for each of the three years in the period ended December 31, 1997, were as follows:

                                              CRUDE AND  NATURAL GAS
                                              CONDENSATE   LIQUIDS   NATURAL GAS
                                               (MMBBL)     (MMBBL)      (BCF)
                                              ---------- ----------- -----------
   Reserves at January 1, 1995...............    62.2       32.9        1,982
   Revisions of estimates....................     1.1        1.9           91
   Improved recovery.........................     0.3         --            7
   Purchases of minerals-in-place............      --        1.7           77
   Extensions and discoveries................    13.0       11.5          231
   Production................................   (12.0)      (4.6)        (295)
   Consumed in production....................      --         --           (8)
   Sales of minerals-in-place................    (0.6)        --           (4)
                                                -----       ----        -----
   Reserves at December 31, 1995.............    64.0       43.4        2,081
   Revisions of estimates....................     2.7        3.5           95
   Improved recovery.........................     0.3        2.2           14
   Purchases of minerals-in-place............     1.9        3.9           94
   Extensions and discoveries................    11.7        0.7          268
   Production................................   (12.5)      (5.3)        (319)
   Consumed in production....................      --         --           (6)
   Sales of minerals-in-place................    (0.6)      (0.6)          (3)
                                                -----       ----        -----
   Reserves at December 31, 1996.............    67.5       47.8        2,224
   Revisions of estimates....................     0.3        4.7          100
   Improved recovery.........................     0.6         --           16
   Purchases of minerals-in-place............     4.3        4.0          163
   Extension and discoveries.................    17.5        2.0          210
   Production................................   (12.7)      (5.8)        (322)
   Consumed in production....................      --         --           (5)
   Sales of minerals-in-place................      --       (1.2)          (7)
                                                -----       ----        -----
   Reserves at December 31, 1997.............    77.5       51.5        2,379
                                                =====       ====        =====

  Costs, both capitalized and expensed, incurred in oil and gas producing activities (including operating overhead) were as follows for the years ended December 31:

                                                         1997    1996    1995
                                                        ------- ------- -------
                                                         (MILLIONS OF DOLLARS)
   Property acquisition costs:
     Proved............................................ $  71.2 $  51.0 $  51.8
     Unproved..........................................    89.7    68.3    18.1
   Exploration costs...................................   228.1   213.5   171.8
   Development costs...................................   315.5   256.8   226.0


                                                                         ------

  Results of operations for oil and gas producing activities (including operating overhead) were as follows for the years ended December 31:

                                                      1997     1996     1995
                                                    -------- -------- --------
                                                      (MILLIONS OF DOLLARS)
   REVENUES
     Sales......................................... $1,046.1 $  985.3 $  679.9
     Other revenues................................     20.9     19.9     32.3
                                                    -------- -------- --------
       Total revenues..............................  1,067.0  1,005.2    712.2
                                                    -------- -------- --------
   EXPENSES
     Production costs..............................    203.9    177.2    160.6
     Exploration expenses..........................    175.5    186.4    151.2
     Depreciation, depletion and amortization......    288.6    275.9    262.7
     Other operating expenses......................     31.7     28.9     17.5
                                                    -------- -------- --------
     Income before income taxes....................    367.3    336.8    120.2
     Provision (benefit) for income taxes..........     42.4     37.8    (23.0)
                                                    -------- -------- --------
     Results of operations for oil and gas
      producing activities......................... $  324.9 $  299.0 $  143.2
                                                    ======== ======== ========

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

  The standardized measure of discounted estimated future net cash flows and changes therein, related to proved oil and gas reserves are as follows as of December 31:

                                                      1997     1996     1995
                                                    -------- -------- --------
                                                      (MILLIONS OF DOLLARS)
   Future cash inflows............................. $7,106.2 $9,859.2 $6,498.8
   Future development and production costs.........  2,245.1  2,295.4  2,013.0
   Future income tax expense.......................  1,159.6  2,146.2  1,080.7
                                                    -------- -------- --------
   Future net cash flows...........................  3,701.5  5,417.6  3,405.1
   10% annual discount.............................  1,264.3  1,757.5  1,096.2
                                                    -------- -------- --------
   Standardized measure of discounted estimated
    future net cash flows.......................... $2,437.2 $3,660.1 $2,308.9
                                                    ======== ======== ========

  Primary changes in the standardized measure of discounted estimated future net cash flows are as follows:

                                                     1997       1996     1995
                                                   ---------  --------  -------
                                                     (MILLIONS OF DOLLARS)
   Sales of oil and gas net of production costs..  $  (842.2) $ (808.1) $(519.3)
   Extensions, discoveries and improved recovery,
    less related costs...........................      338.0     639.3    424.3
   Purchases/Sales...............................      181.3     210.7     90.1
   Revisions of estimates of reserves proved in
    prior years:
     Quantity estimates..........................      127.7     227.6    119.1
     Net changes in price and production costs...   (2,671.2)  1,407.7    709.5
   Accretion of discount.........................      502.1     298.7    189.9
   Development costs incurred during the period..      315.4     256.8    225.9
   Net change in income taxes....................      714.2    (683.3)  (300.7)
   Other.........................................      111.8    (198.2)  (151.5)
                                                   ---------  --------  -------
   Net change....................................  $(1,222.9) $1,351.2  $ 787.3
                                                   =========  ========  =======

  Vastar's estimate of future cash inflows was generated by applying year-end prices to the projected future sale of proved reserves, plus incremental revenue from long-term contractual arrangements existing at year end. Year-end cash market natural gas prices for eight trading hubs for the week of December 30, 1997, formed the basis for regional natural gas pricing standards. The year-end cash market crude oil price for West Texas Intermediate on the last trading day of 1997 formed the basis for the crude oil price standard. Individual wellhead prices were generated against these pricing standards using historical processing and transportation differentials.


------

  Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

  Estimated future income tax expense is calculated by applying the year-end statutory tax rate (adjusted for permanent differences and tax credits) to estimated future pre-tax net cash flow related to proved oil and gas reserves, less the tax basis of the properties involved.

  These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the SEC. Estimates of future net cash flows presented do not represent management's assessment of future profitability or future cash flow to Vastar. Management's investment and operating decisions are based on reserve estimates that include proved reserves as well as probable reserves, and on different price and cost assumptions from those used here.

  It should be recognized that applying current costs and prices and a ten percent standard discount rate does not convey absolute value. The discounted amounts arrived at are only one measure of the value of proved reserves.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None


                                                                         ------

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information regarding executive officers of the Company is included in Part
I. For the other information called for by Items 10, 11, 12 and 13, reference is made to the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders, to be held on May 20, 1998, which will be filed with the SEC within 120 days after December 31, 1997, and which is incorporated herein by reference, except for the material included under the captions "Report of Compensation Committee" and "Performance Graph."


------

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this report:

   1 and 2    --Financial Statements and Financial Statement Schedules: These
               documents are listed in the Index to Consolidated Financial
               Statements in Item 8 hereof.
 3. Exhibits:
    3.1       --Second Restated Certificate of Incorporation of Vastar
               Resources, Inc. ("Vastar") filed with the State of Delaware on
               May 17, 1996 (filed with the Securities and Exchange Commission
               (the "Commission") as Exhibit 3 to Vastar's report on Form 10-Q for the quarterly period ended June 30, 1996 (Commission File
               No. 1-13108) and incorporated herein by reference)
    3.2       --By-Laws of Vastar (filed with the Commission as Exhibit 3.2 to
               Vastar's report on Form 10-K for the year ended December 31,
               1994 (Commission File No. 1-13108) and incorporated herein by reference)
    4.1       --Form of certificate evidencing Common Stock (filed with the
               Commission on June 23, 1994 as Exhibit 4 to Amendment No. 4 to
               Vastar's Registration Statement on Form S-1 (Registration No.
               33-74536) (Commission File No. 1-13108) and incorporated herein by reference)
    4.2(a)    --Indenture dated as of January 1, 1995 between Vastar and
               NationsBank of Texas, N.A. (filed with the Commission as Exhibit
               4.2 to Vastar's report on Form 10-K for the year ended December
               31, 1994 (Commission File No. 1-13108) and incorporated herein by reference)
    4.2(b)    --Supplemental Indenture, dated May 18, 1995, by and among
               Vastar, NationsBank of Texas, N.A., Harris Trust and Savings
               Bank and Bank of Montreal Trust Company, effective May 25, 1995
               (filed with the Commission as Exhibit 4 to Vastar's Current
               Report on Form 8-K dated May 5, 1995 (Commission File No. 1-
               13108) and incorporated herein by reference)
   10.1(a)    --$800,000,000 Credit Agreement, dated as of May 5, 1995, among
               Vastar, the Banks Parties thereto, the Co-Agents listed therein and Morgan Guaranty Trust Company of New York, as Agent (filed with the Commission as Exhibit 10.3 to Vastar's Current Report
               on Form 8-K dated May 5, 1995 (Commission File No. 1-13108) and incorporated herein by reference)
   10.1(b)    --Amendment No. 1 to Credit Agreement, dated as of March 29,
               1996, among Vastar, the Banks Parties thereto, the Co-Agents listed therein and Morgan Guaranty Trust Company of New York, as
               Agent (filed with the Commission as Exhibit 10 to Vastar's report on Form 10-Q for the quarterly period ended March 31,
               1996 (Commission File No. 1-13108) and incorporated herein by reference)
   10.1(c)    --Amended and Restated Credit Agreement, dated as of March 31,
               1997, among Vastar, the Banks Parties thereto, the Co-Agents listed therein and Morgan Guaranty Trust Company of New York, as
               Agent (filed with the Commission as Exhibit 10.1 to Vastar's report on Form 10-Q for the quarterly period ended June 30, 1997
               (Commission File No. 1-13108) and incorporated herein by
               reference)
   10.2       --General Conveyance and Assumption Agreement, dated October 8,
               1993, modified as of December 13, 1993 and December 22, 1993, between Vastar and Atlantic Richfield Company ("ARCO") (filed with the Commission on January 28, 1994 as Exhibit 10.2 to
               Vastar's Registration Statement on Form S-1 (Registration No.
               33-74536) (Commission File No. 1-13108) and incorporated herein by reference)
   10.3       --Cross-Indemnification Agreement, dated as of October 1, 1993, between Vastar and ARCO (filed with the Commission on January
               28, 1994 as Exhibit 10.3 to Vastar's Registration Statement on
               Form S-1 (Registration No. 33-74536) (Commission File No. 1-
               13108) and incorporated herein by reference)
   10.4(a)    --Tax Sharing Agreement, dated as of October 1, 1993, between
               Vastar and ARCO (filed with the Commission on January 28, 1994 as Exhibit 10.4 to Vastar's Registration Statement on Form S-1
               (Registration No. 33-74536) (Commission File No. 1-13108) and
               incorporated herein by reference)
   10.4(b)    --First Amendment to Tax Sharing Agreement, dated as of June 1,
               1995, between Vastar, F&H Pipeline Company, Grant Gathering
               Company, Wilburton Hub, Inc., Vastar Gas Marketing, Inc. and
               ARCO (filed with the Commission as Exhibit 10 to Vastar's report on Form 10-Q for the quarterly period ended June 30, 1995
               (Commission File No. 1-13108) and incorporated herein by
               reference)


                                                                         ------

     10.4(c)      --Second Amendment to Tax Sharing Agreement, dated as of
                   January 1, 1995, between Vastar and its subsidiaries that
                   are signatories thereto and Atlantic Richfield Company
                   (filed with the Commission as Exhibit 10 to Vastar's report on Form 10-Q for the quarterly period ended March 31, 1997
                   (Commission File No. 1-13108) and incorporated herein by
                   reference)
     10.5         --Corporate Services Agreement, dated as of February 22,
                   1994, between Vastar and ARCO (filed with the Commission on
                   March 23, 1994 as Exhibit 10.5 to Amendment No. 1 to
                   Vastar's Registration Statement on Form S-1 (Registration
                   No. 33-74536) (Commission File No. 1-13108) and
                   incorporated herein by reference)
     10.6         --ARCO Exploration and Production Technology Technical
                   Services Agreement, dated as of October 1, 1993, between
                   Vastar and ARCO (filed with the Commission on January 28,
                   1994 as Exhibit 10.7 to Vastar's Registration Statement on
                   Form S-1 (Registration No. 33-74536) (Commission File No.
                   1-13108) and incorporated herein by reference)
     10.7         --Insurance Services Agreement, dated as of March 24, 1994, between Vastar and ARCO (filed with the Commission on May
                   26, 1994 as Exhibit 10.8 to Amendment No. 2 to Vastar's
                   Registration Statement on Form S-1 (Registration No. 33-
                   74536) (Commission File No. 1-13108) and incorporated
                   herein by reference)
     10.8         --Agreement for the Purchase and Sale of Natural Gas
                   Liquids, dated December 21, 1993, between Vastar and ARCO
                   (filed with the Commission on January 28, 1994 as Exhibit
                   10.9 to Vastar's Registration Statement on Form S-1
                   (Registration No. 33-74536) (Commission File No. 1-13108)
                   and incorporated herein by reference)
     10.9         --Technology Assignment Agreement, dated as of October 1,
                   1993, between Vastar and ARCO (filed with the Commission on
                   January 28, 1994 as Exhibit 10.11 to Vastar's Registration
                   Statement on Form S-1 (Registration No. 33-74536)
                   (Commission File No. 1-13108) and incorporated herein by
                   reference)
     10.10        --Technology Undivided Interest Assignment Agreement, dated as of October 1, 1993, between Vastar and ARCO (filed with the Commission on January 28, 1994 as Exhibit 10.12 to
                   Vastar's Registration Statement on Form S-1 (Registration
                   No. 33-74536) (Commission File No. 1-13108) and
                   incorporated herein by reference)
     10.11        --Information Technology License Agreement, dated as of
                   October 1, 1993, between Vastar and ARCO (filed with the
                   Commission on January 28, 1994 as Exhibit 10.13 to Vastar's
                   Registration Statement on Form S-1 (Registration No. 33-
                   74536) (Commission File No. 1-13108) and incorporated
                   herein by reference)
     10.12        --Intellectual Property License Agreement, dated as of
                   October 1, 1993, between Vastar and ARCO (filed with the
                   Commission on January 28, 1994 as Exhibit 10.14 to Vastar's
                   Registration Statement on Form S-1 (Registration No. 33-
                   74536) (Commission File No. 1-13108) and incorporated
                   herein by reference)
     10.13        --Third Party Technology Assignment Agreement, dated as of
                   October 1, 1993, between Vastar and ARCO (filed with the
                   Commission on January 28, 1994 as Exhibit 10.15 to Vastar's
                   Registration Statement on Form S-1 (Registration No. 33-
                   74536) (Commission File No. 1-13108) and incorporated
                   herein by reference)
     10.14        --Share Purchase Option and Business Opportunities
                   Agreement, dated as of May 19, 1994, between Vastar and
                   ARCO (filed with the Commission on June 7, 1994 as Exhibit
                   10.16 to Amendment No. 3 to Vastar's Registration Statement
                   on Form S-1 (Registration No. 33-74536) (Commission File
                   No. 1-13108) and incorporated herein by reference)
     10.15        --Form of Company's Indemnity Agreement with officers and
                   directors (filed with the Commission on January 28, 1994 as
                   Exhibit 10.17 to Vastar's Registration Statement on Form S-
                   1 (Registration No. 33-74536) (Commission File No. 1-13108)
                   and incorporated herein by reference)(2)
     10.16        --Gas Sales and Purchase Agreement, dated December 15, 1993, between Vastar Gas Marketing, Inc. and ARCO Permian, a Unit of ARCO (filed with the Commission on January 28, 1994 as
                   Exhibit 10.18 to Vastar's Registration Statement on Form S-
                   1 (Registration No. 33-74536) (Commission File No. 1-13108)
                   and incorporated herein by reference)
     10.17(a)     --Annual Incentive Plan, as adopted by the Board of
                   Directors of ARCO on November 26, 1984, and effective as of that date, as amended through February 28, 1994 (filed with the Commission as Exhibit 10.6 to ARCO's report on Form 10-
                   K for the year ended December 31, 1994 (File No. 1-1196)
                   and incorporated herein by reference)(2)


-------

     10.17(b)     --Amendment No. 3 to ARCO's Annual Incentive Plan, effective as of January 1, 1995 (filed with the Commission as Exhibit
                   10.6(b) to ARCO's report on Form 10-K for the year ended
                   December 31, 1995 (Commission File No. 1-1196) and
                   incorporated herein by reference)(2)
     10.17(c)     --Amendment No. 4 to ARCO's Annual Incentive Plan, effective as of February 24, 1997 (filed with the Commission as
                   Exhibit 10.5(c) to ARCO's report on Form 10-K for the year ended December 31, 1997 (Commission File No. 1-1196) and
                   incorporated herein by reference)(2)
     10.18(a)     --ARCO Executive Supplementary Savings Plan II, as amended, restated and effective as of July 1, 1988 (filed with the
                   Commission as Exhibit 10.6(b) to ARCO's report on Form 10-K for the year ended December 31, 1988 (File No. 1-1196) and incorporated herein by reference)(2)
     10.18(b)     --Amendment No. 1 to the ARCO Executive Supplementary
                   Savings Plan II, as amended and effective as of January 1,
                   1989 (filed with the Commission as Exhibit 10.6(b) to
                   ARCO's report on Form 10-K for the year ended December 31,
                   1989 (File No. 1-1196) and incorporated herein by
                   reference)(2)
     10.18(c)     --Amendment No. 2 to ARCO's Executive Supplementary Savings
                   Plan II, as amended and effective as of July 1, 1994 (filed with the Commission as Exhibit 10.4(c) to ARCO's report on
                   Form 10-K for the year ended December 31, 1994 (Commission
                   File No. 1-1196) and incorporated herein by reference)(2)
     10.18(d)     --Amendment No. 3 to ARCO's Executive Supplementary Savings
                   Plan II, as amended and effective as of August 5, 1996
                   (filed with the Commission as Exhibit 10.4(d) to ARCO's
                   report on Form 10-K for the year ended December 31, 1996
                   (Commission File No. 1-1196) and incorporated herein by
                   reference)(2)
     10.19        --ARCO's 1985 Executive Long-Term Incentive Plan, as adopted by the Board of Directors of ARCO on May 28, 1985, and
                   effective as of that date, as amended through July 28, 1997
                   (filed with the Commission as Exhibit 10.6 to ARCO's Report on Form 10-K for the year ended December 31, 1997
                   (Commission File No. 1-1196) and incorporated herein by
                   reference)(2)
     10.20(a)     --ARCO Supplementary Executive Retirement Plan, as adopted by the Board of Directors of ARCO on March 26, 1990 and
                   effective on October 1, 1990 (filed with the Commission as
                   Exhibit 10.2 to ARCO's report on Form 10-K for the year
                   ended December 31, 1990 (File No. 1-1196) and incorporated herein by reference)(2)
     10.20(b)     --Amendment No. 1 to the ARCO Supplementary Executive
                   Retirement Plan, effective as of March 22, 1993 (filed with the Commission as Exhibit 10 to ARCO's report on Form 10-Q for the quarterly period ended June 30, 1993 (File No. 1-
                   1196) and incorporated herein by reference)(2)
     10.20(c)     --Amendment No. 2 to ARCO's Supplementary Executive
                   Retirement Plan, effective as of February 28, 1994 (filed
                   with the Commission as Exhibit 10.1(c) to ARCO's report on
                   Form 10-K for the year ended December 31, 1995 (Commission
                   File No. 1-1196) and incorporated herein by reference)(2)
     10.20(d)     --Amendment No. 3 to ARCO's Supplementary Executive
                   Retirement Plan, effective as of August 1, 1997 (filed with the Commission as Exhibit 10.1(d) to ARCO's report on Form
                   10-K for the year ended December 31, 1997 (Commission File
                   No. 1-1196) and incorporated herein by reference)(2)
     10.21(a)     --ARCO Executive Deferral Plan, as adopted by the Board of
                   Directors of ARCO on March 26, 1990 and effective as of
                   October 1, 1990 (filed with the Commission as Exhibit 10.3 to ARCO's report on Form 10-K for the year ended December
                   31, 1990 (File No. 1-1196) and incorporated herein by
                   reference)(2)
     10.21(b)     --Amendment No. 1 to the ARCO Executive Deferral Plan, as
                   effective July 27, 1992 (filed with the Commission as
                   Exhibit 10.2(b) to ARCO's report on Form 10-K for the year ended December 31, 1992 (File No. 1-1196) and incorporated herein by reference)(2)
     10.21(c)     --Amendment No. 2 to ARCO's Executive Deferral Plan,
                   effective as of February 28, 1994 (filed with the
                   Commission as Exhibit 10.2(c) to ARCO's report on Form 10-K for the year ended December 31, 1995 (Commission File No.
                   1-1196) and incorporated herein by reference)(2)
     10.21(d)     --Amendment No. 3 to ARCO's Executive Deferral Plan,
                   effective as of January 1, 1997 (filed with the Commission as Exhibit 10.2(d) to ARCO's report on Form 10-K for the
                   year ended December 31, 1997 (Commission File No. 1-1196)
                   and incorporated herein by reference)(2)
     10.22        --ARCO Executive Life Insurance Plan -- Summary Plan
                   Description, effective as of June 28, 1990 (filed with the
                   Commission as Exhibit 10.8 to ARCO's report on Form 10-K
                   for the year ended December 31, 1993 (File No. 1-1196) and incorporated herein by reference)(2)
     10.23(a)     --ARCO Executive Long-Term Disability Plan -- Summary Plan
                   Description, effective as of January 1, 1994 (filed with
                   the Commission as Exhibit 10.9 to ARCO's report on Form 10-
                   K for the year ended December 31, 1993 (File No. 1-1196)
                   and incorporated herein by reference)(2)


                                                                         ------

     10.23(b)     --Amendment No. 1 to ARCO's Executive Long-Term Disability
                   Plan, effective as of February 28, 1994 (filed with the
                   Commission as Exhibit 10.9(b) to ARCO's report on Form 10-K for the year ended December 31, 1995 (Commission File No.
                   1-1196) and incorporated herein by reference)(2)
     10.24        --Form of Indemnity Agreement adopted by the Board of
                   Directors of ARCO on January 26, 1987 and executed in
                   February 1987 by ARCO and each of its directors and
                   officers, included in Exhibit A to ARCO's 1987 Proxy
                   Statement (filed with the Commission under File No. 1-1196)
                   and incorporated herein by reference)(2)
     10.25        --Vastar Policy on Financial Counseling and Individual
                   Income Tax Service, effective January 1, 1994 (filed with
                   the Commission as Exhibit 10.29 to Vastar's report on Form
                   10-K for the year ended December 31, 1995 (Commission File
                   No. 1-13108) and incorporated herein by reference)(2)
     10.26        --ARCO's Policy on Financial Counseling and Individual
                   Income Tax Service, as revised and effective January 1,
                   1997 (filed with the Commission as Exhibit 10.5 to ARCO's
                   report on Form 10-K for the year ended December 31, 1996
                   (Commission File No. 1-1196) and incorporated herein by
                   reference)(2)
     10.27(a)     --Vastar Supplementary Executive Retirement Plan (filed with the Commission as Exhibit 10.34 to Vastar's report on Form
                   10-K for the year ended December 31, 1994 (Commission File
                   No. 1-13108) and incorporated herein by reference)(2)
     10.27(b)     --Amendment No. 1 to the Vastar Supplementary Executive
                   Retirement Plan, effective as of November 1, 1997(1)(2)
     10.28        --Vastar Annual Incentive Plan (filed with the Commission as
                   Exhibit 10.35 to Vastar's report on Form 10-K for the year ended December 31, 1994 (Commission File No. 1-13108) and
                   incorporated herein by reference)(2)
     10.29        --Vastar Executive Long-Term Incentive Plan (filed with the
                   Commission as Exhibit 10.36 to Vastar's report on Form 10-K for the year ended December 31, 1994 (Commission File No.
                   1-13108) and incorporated herein by reference)(2)
     10.30(a)     --Vastar Executive Deferral Plan (filed with the Commission as Exhibit 10.37 to Vastar's report on Form 10-K for the
                   year ended December 31, 1994 (Commission File No. 1-13108)
                   and incorporated herein by reference)(2)
     10.30(b)     --Amendment No. 1 to the Vastar Executive Deferral Plan,
                   effective as of January 1, 1997(1)(2)
     10.30(c)     --Amendment No. 2 to the Vastar Executive Deferral Plan,
                   effective as of November 1, 1997(1)(2)
     10.30(d)     --Amendment No. 3 to the Vastar Executive Deferral Plan,
                   effective January 1, 1998(1)(2)
     10.31        --Vastar Stock Option Plan for Outside Directors (filed with the Commission as Exhibit 10.38 to Vastar's report on Form
                   10-K for the year ended December 31, 1994 (Commission File
                   No. 1-13108) and incorporated herein by reference)(2)
     10.32        --Vastar Deferral Plan for Outside Directors (filed with the
                   Commission as Exhibit 10.39 to Vastar's report on Form 10-K for the year ended December 31, 1994 (Commission File No.
                   1-13108) and incorporated herein by reference)(2)
     10.33        --Vastar Executive Life Insurance Plan (filed with the
                   Commission as Exhibit 10.40 to Vastar's report on Form 10-K for the year ended December 31, 1994 (Commission File No.
                   1-13108) and incorporated herein by reference)(2)
     10.34        --Vastar Executive Long-Term Disability Plan (filed with the
                   Commission as Exhibit 10.41 to Vastar's report on Form 10-K for the year ended December 31, 1994 (Commission File No.
                   1-13108) and incorporated herein by reference)(2)
     10.35(a)     --Vastar Executive Supplementary Savings Plan (filed with
                   the Commission as Exhibit 10.42 to Vastar's report on Form
                   10-K for the year ended December 31, 1994 (Commission File
                   No. 1-13108) and incorporated herein by reference)(2)
     10.35(b)     --Amendment No. 1 to the Vastar Executive Supplementary
                   Savings Plan, effective as of August 5, 1996 (filed with
                   the Commission as Exhibit 10.39(a) to Vastar's report on
                   Form 10-K for the year ended December 31, 1996 (Commission
                   File No. 1-13108) and incorporated herein by reference)(2)


-------

      10.36       --Conversion Agreement, dated as of May 23, 1994, between
                   Vastar and Michael E. Wiley (filed with the Commission on
                   June 7, 1994 as Exhibit 10.43 to Amendment No. 3 to
                   Vastar's Registration Statement on Form S-1 (Registration
                   No. 33-74536) (Commission File No. 1-13108) and incorporated herein by reference)(2)
      10.37       --Conversion Agreement, dated as of May 23, 1994, between
                   Vastar and Steven J. Shapiro (filed with the Commission on
                   June 7, 1994 as Exhibit 10.44 to Amendment No. 3 to
                   Vastar's Registration Statement on Form S-1 (Registration
                   No. 33-74536) (Commission File No. 1-13108) and incorporated herein by reference)(2)
      10.38       --Conversion Agreement, dated as of May 23, 1994, between
                   Vastar and Charles D. Davidson (filed with the Commission on June 7, 1994 as Exhibit 10.45 to Amendment No. 3 to
                   Vastar's Registration Statement on Form S-1 (Registration
                   No. 33-74536) (Commission File No. 1-13108) and incorporated herein by reference)(2)
      10.39       --Conversion Agreement, dated as of May 23, 1994, between
                   Vastar and Albert D. Hoppe (filed with the Commission on
                   June 7, 1994 as Exhibit 10.47 to Amendment No. 3 to
                   Vastar's Registration Statement on Form S-1 (Registration
                   No. 33-74536) (Commission File No. 1-13108) and incorporated herein by reference)(2)
      10.40       --Conversion Agreement, dated as of May 23, 1994, between
                   Vastar and Joseph P. McCoy (filed with the Commission as
                   Exhibit 10.48 to Amendment No. 3 to Vastar's Registration
                   Statement on Form S-1 (Registration No. 33-74536)
                   (Commission File No. 1-13108) and incorporated herein by reference)(2)
      10.41       --Registration Rights Agreement, dated as of May 25, 1994, between ARCO and Vastar (filed with the Commission on June
                   7, 1994 as Exhibit 10.49 to Amendment No. 3 to Vastar's
                   Registration Statement on Form S-1 (Registration No. 33-
                   74536) (Commission File No. 1-13108) and incorporated herein by reference)
      10.42       --Vastar Retirement Plan for Outside Directors (filed with the Commission as Exhibit 10.50 to Vastar's report on Form
                   10-K for the year ended December 31, 1994 (Commission File
                   No. 1-13108) and incorporated herein by reference)(2)
      10.43       --Vastar Executive Medical Insurance Plan Summary Plan
                   Description, effective January 1, 1994 (filed with the
                   Commission as Exhibit 10.51 to Vastar's report on Form 10-K for the year ended December 31, 1994 (Commission File No.
                   1-13108) and incorporated herein by reference)(2)
      10.44       --Vastar Comprehensive Management Medical Plan Summary Plan
                   Description, effective January 1, 1994 (filed with the
                   Commission as Exhibit 10.52 to Vastar's report on Form 10-K for the year ended December 31, 1994 (Commission File No.
                   1-13108) and incorporated herein by reference)(2)
      10.45       --Vastar Comprehensive Management Medical Plan, Summary of
                   Material Modifications, effective January 1, 1995 (filed with the Commission as Exhibit 10 to Vastar's report on Form 10-Q for the quarterly period ended June 30, 1996
                   (Commission File No. 1-13108) and incorporated herein by reference)(2)
      10.46       --Formation Agreement, dated as of August 8, 1997, by and
                   between SEI Holdings, Inc. and Vastar Resources, Inc.
                   (filed with the Commission as Exhibit 10.2 to Vastar's
                   Report on Form 10-Q for the quarterly period ended June 30, 1997 (Commission File No. 1-13108) and incorporated herein by reference)
      10.47       --Gas Purchase and Sale Agreement, dated effective as of
                   September 1, 1997, by and between Vastar Resources, Inc.
                   and Southern Company Energy Marketing L.P (filed with the
                   Commission as Exhibit 10 to Vastar's Report on Form 10-Q for the quarterly period ended September 30, 1997
                   (Commission File No. 1-13108) and incorporated herein by reference)
      10.48       --Amendment No. 3 to Vastar Resources, Inc. Capital
                   Accumulation Plan, effective November 1, 1997(1)
      10.49       --Amendment No. 3 to Vastar Resources, Inc. Capital
                   Accumulation Plan II, effective November 1, 1997(1)
      10.50       --Amendment No. 3 to Vastar Resources, Inc. Savings Plan,
                   effective November 1, 1997(1)
      10.51       --Amendment No. 3 to Vastar Resources, Inc. Savings Plan II,
                   effective November 1, 1997(1)
      10.52       --Amendment No. 4 to Vastar Resources, Inc. Capital
                   Accumulation Plan, effective July 1, 1997(1)
      10.53       --Amendment No. 4 to Vastar Resources, Inc. Capital
                   Accumulation Plan II, effective July 1, 1997(1)


                                                                          ------

         10.54   --Amendment No. 4 to Vastar Resources, Inc. Savings Plan, effective July 1, 1997(1)
         10.55   --Amendment No. 4 to Vastar Resources, Inc. Savings Plan II, effective July 1, 1997(1)
         12      --Computation of Ratio of Earnings to Fixed Charges(1)
         21      --List of Subsidiaries of Vastar(1)
         23.1    --Consent of Coopers & Lybrand L.L.P.(1)
         23.2    --Consent of Ryder Scott Company Petroleum Engineers(1)
         27      --Financial Data Schedule(1)
         99.1    --Review Letter of Ryder Scott Company Petroleum Engineers(1)

------
(1) Filed herewith.
(2) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

  Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Corporate Secretary.

  (b) Reports on Form 8-K.

  No reports on Form 8-K have been filed during the last quarter of 1997 or from the end of such period to date.


------

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 VASTAR RESOURCES, INC.
                                 (Registrant)

                                 By: /s/ Charles D. Davidson
                                   -------------------------
                                         Charles D. Davidson
                                     President and Chief Executive Officer

                                 Date: March 6, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

          SIGNATURE                TITLE              DATE

   /s/ Jimmie D. Callison     Director           March 6, 1998
----------------------------
     JIMMIE D. CALLISON

                              Director
----------------------------
      TERRY G. DALLAS

  /s/ Charles D. Davidson     President, Chief   March 6, 1998
----------------------------   Executive
    CHARLES D. DAVIDSON        Officer and
    (PRINCIPAL EXECUTIVE       Director
          OFFICER)

    /s/ Marie L. Knowles       Director          March 6, 1998
----------------------------
      MARIE L. KNOWLES

    /s/ Robert C. LeVine      Director           March 6, 1998
----------------------------
      ROBERT C. LEVINE

    /s/ Joseph P. McCoy       Vice President     March 6, 1998
----------------------------   and Controller
 JOSEPH P. MCCOY (PRINCIPAL
    ACCOUNTING OFFICER)

                              Director
----------------------------
     WILLIAM D. SCHULTE

   /s/ Steven J. Shapiro      Senior Vice        March 6, 1998
----------------------------   President,
     STEVEN J. SHAPIRO         Chief
    (PRINCIPAL FINANCIAL       Financial
          OFFICER)             Officer and
                               Director

  /s/ William E. Wade, Jr.    Director           March 6, 1998
----------------------------
    WILLIAM E. WADE, JR.

    /s/ Michael E. Wiley      Chairman of the    March 6, 1998
----------------------------   Board
      MICHAEL E. WILEY

                                                                         ------

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                        EXHIBIT DESCRIPTION
 -------                      -------------------
 10.27(b) --Amendment No. 1 to the Vastar Supplementary Executive Retirement
           Plan, effective as of November 1, 1997(1)
 10.30(b) --Amendment No. 1 to the Vastar Executive Deferral Plan, effective as of January 1, 1997(1)
 10.30(c) --Amendment No. 2 to the Vastar Executive Deferral Plan, effective as of November 1, 1997(1)
 10.30(d) --Amendment No. 3 to the Vastar Executive Deferral Plan, effective
           January 1, 1998(1)
 10.48    --Amendment No. 3 to Vastar Resources, Inc. Capital Accumulation
           Plan, effective November 1, 1997(1)
 10.49    --Amendment No. 3 to Vastar Resources, Inc. Capital Accumulation Plan
           II, effective November 1, 1997(1)
 10.50    --Amendment No. 3 to Vastar Resources, Inc. Savings Plan, effective
           November 1, 1997(1)
 10.51    --Amendment No. 3 to Vastar Resources, Inc. Savings Plan II,
           effective November 1, 1997(1)
 10.52    --Amendment No. 4 to Vastar Resources, Inc. Capital Accumulation
           Plan, effective July 1, 1997(1)
 10.53    --Amendment No. 4 to Vastar Resources, Inc. Capital Accumulation Plan
           II, effective July 1, 1997(1)
 10.54    --Amendment No. 4 to Vastar Resources, Inc. Savings Plan, effective
           July 1, 1997(1)
 10.55    --Amendment No. 4 to Vastar Resources, Inc. Savings Plan II,
           effective July 1, 1997(1)
 12       --Computation of Ratio of Earnings to Fixed Charges(1)
 21       --List of Subsidiaries of Vastar(1)
 23.1     --Consent of Coopers & Lybrand L.L.P.(1)
 23.2     --Consent of Ryder Scott Company Petroleum Engineers(1)
 27       --Financial Data Schedule(1)
 99.1     --Review Letter of Ryder Scott Company Petroleum Engineers(1)

-------
(1) Filed herewith.