Form 10-Q
period 1998-03-31
VASTAR RESOURCES INC
filed 1998-05-08
CIK 918252

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                        COMMISSION FILE NUMBER 1-13108
                               ________________


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

     NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF MARCH 31, 1998: 97,310,627.

                         PART I.  FINANCIAL INFORMATION



                     VASTAR RESOURCES, INC.
                CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

                CONSOLIDATED STATEMENT OF INCOME

                                     For the Three Months Ended
                                            March 31,
                                         ----------------
(Millions of dollars,                      1998     1997
except per share amounts)                 -----    -----

REVENUES
Net sales and other operating
  revenues.............................   $217.4   $281.7
Earnings from equity affiliate.........      5.3       --
Other revenues.........................     20.7      1.9
                                          ------   ------
      Net revenues.....................    243.4    283.6
                                          ------   ------
EXPENSES
Operating expenses.....................     34.5     32.7
Exploration expenses...................     68.2     70.8
Selling, general and administrative
  expenses.............................     12.0     14.7
Taxes other than income taxes..........     13.0     14.6
Depreciation, depletion and
  amortization.........................     70.5     70.6
Interest...............................     12.6     13.0
                                          ------   ------
      Total expenses...................    210.8    216.4
                                          ------   ------
Income before income taxes.............     32.6     67.2
Income tax (benefit) provision.........    (15.4)     4.3
                                          ------   ------
     Net income.......................    $ 48.0   $ 62.9
                                          ======   ======


Basic earnings per share...............   $ 0.49   $ 0.65
                                          ======   ======
Diluted earnings per share.............   $ 0.49   $ 0.65
                                          ======   ======

Cash dividends paid per share
of common stock.......................    $0.075   $0.075
                                          ======   ======

    The accompanying notes are an integral part of these statements.

                            VASTAR RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                          March 31,   December 31,
                                                            1998          1997
                                                          --------      --------
(Millions of dollars)
ASSETS
Current assets:
 Cash and cash equivalents..............................  $    8.4      $   10.2
 Accounts receivable:
   Trade................................................      82.6         132.5
   Related parties......................................      88.7         111.6
 Inventories............................................      11.2           9.9
 Prepaid expenses and other assets......................      35.0          24.7
                                                          --------      --------
   Total current assets.................................     225.9         288.9
Oil and gas properties and equipment, net...............   1,656.9       1,591.4
Other long-term assets..................................      48.0          44.5
                                                          --------      --------
    Total assets........................................  $1,930.8      $1,924.8
                                                          ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable:
   Trade................................................  $  202.1      $  248.6
   Related party........................................       9.6          60.7
 Accrued liabilities....................................      72.1          50.2
                                                          --------      --------
    Total current liabilities...........................     283.8         359.5

Long-term debt..........................................     715.7         672.1
Deferred liabilities and credits........................     205.3         213.6
Deferred income taxes...................................     179.6         174.1

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.01 par value;  authorized, 110,000,000
 shares;  issued and outstanding, 97,310,627 shares
 as of  March 31, 1998 and  97,304,127 shares as of
 December 31, 1997......................................       1.0           1.0
Capital in excess of par value of stock.................     455.1         454.9
Accumulated earnings....................................      90.3          49.6
                                                          --------      --------
  Total stockholders' equity............................     546.4         505.5
                                                          --------      --------
     Total liabilities and stockholders' equity.........  $1,930.8      $1,924.8
                                                          ========      ========

    The accompanying notes are an integral part of these statements.

                       VASTAR RESOURCES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)


                                                        For the Three Months Ended
                                                                 March 31,
                                                             ------------------
                                                               1998      1997
(Millions of dollars)                                         -----     -----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................................  $  48.0   $  62.9
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization.................     70.5      70.6

  Deferred income taxes....................................      5.5      64.3
  Dry hole expense and undeveloped leasehold amortization..     35.8      33.2
  Gain on asset sales......................................    (17.9)      ---
  Net change in accounts receivable, inventories
   and accounts payable....................................    (26.1)     81.0
  Other....................................................    (20.5)    (13.2)
  Earnings from equity affiliate...........................     (5.3)       --
                                                             -------   -------
Net cash provided by operating activities..................     90.0     298.8
                                                             -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties and equipment,
 including dry hole costs..................................   (171.3)   (142.7)
Proceeds from asset sales..................................     40.5       0.1
Other......................................................      2.5       0.1
                                                             -------   -------
Net cash used by investing activities......................   (128.3)   (142.5)
                                                             -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt issuance......................     68.3      75.0
Repayments of long-term debt...............................    (24.7)   (223.1)
Dividends paid.............................................     (7.3)     (7.3)
Other......................................................      0.2        --
                                                             -------   -------
Net cash provided (used) by financing activities...........     36.5    (155.4)
                                                             -------   -------

Net change in cash and cash equivalents....................     (1.8)      0.9

Cash and cash equivalents at beginning of period...........     10.2      21.9
                                                             -------   -------
Cash and cash equivalents at end of period.................  $   8.4   $  22.8
                                                             =======   =======


    The accompanying notes are an integral part of these statements.

                           VASTAR RESOURCES, INC.
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


NOTE 1.  INTRODUCTION.

    The foregoing information is unaudited and has been prepared from the records of Vastar Resources, Inc. ("Vastar" or the "Company"). In the opinion of management, the financial information reflects all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the Company's financial position and results of operations in conformity with generally accepted accounting principles. Such statements are presented in accordance with the requirements of Regulation S-X, which does not require all disclosures normally required by generally accepted accounting principles or those normally required on Form 10-K. These interim financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 1997, and the Notes thereto contained in the Company's Form 10-K for the year ended December 31, 1997. Certain previously reported amounts have been restated to conform with classifications adopted in 1998.


NOTE 2.   NET SALES AND OTHER OPERATING REVENUES.

                                     For the Three Months Ended
                                             March 31,
                                            ----------
(Millions of dollars)                    1998       1997
                                       --------  ---------

Sales and other operating revenues:
  Unrelated parties..................  $ 216.6    $1,035.7
  Related parties (1)................    191.3        68.8
                                       -------    --------
     Total...........................    407.9     1,104.5

Less:
  Purchases (2)......................   (188.6)     (799.1)
  Delivery expense...................     (1.9)      (23.7)
                                       -------    --------
Net sales and
  other operating revenues...........  $ 217.4    $  281.7
                                       =======    ========

-----------------
(1) The weighted average lifting and purchase cost per Mcfe associated with proprietary production and third-party purchased volumes multiplied by the related party sales volumes results in average costs of $161.2 million and $41.8 million for the three months ended March 31, 1998 and 1997, respectively.
(2) Includes purchases from related parties at a cost of $23.9 million and $5.2 million for the three months ended March 31, 1998 and 1997, respectively.

                           VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (Unaudited)

Note 3.  Southern Company Energy Marketing, L.P. ("SCEM").

    SCEM is a strategic marketing alliance created by the Company and Southern Energy, Inc. ("SEI"). Through its subsidiaries, Vastar currently holds a 40 percent interest in SCEM, and SEI, through its subsidiaries, currently holds a 60 percent interest. SCEM is engaged in the business of trading and marketing natural gas, electricity and other energy-related commodities. SCEM provides energy and energy-related commodities, products and services to wholesale and retail customers in North America.

    The Company is accounting for its interest in SCEM using the equity method of accounting. Transactions with SCEM are conducted on the basis of normal commercial relationships, at prevailing market prices.

    The following are condensed financial data, on a 100 percent basis, of SCEM:


(Millions of dollars)

Statement of Income for the three months ended March 31, 1998:

Gross sales.............................................. $2,090.1
Gross profit............................................. $   16.6
Operating income........................................  $    2.3

Balance Sheet as of March 31, 1998:
Current assets..........................................  $1,733.3
Total assets............................................  $1,750.3
Current liabilities.....................................  $1,680.4
Stockholders' equity....................................  $   69.9

Vastar's equity in net income of SCEM for the three
   months ended March 31, 1998..........................  $    5.3


    As a result of the agreement by SCEM to provide certain minimum distributions to the Company, in 1998 the Company's earnings from SCEM exceed its 40 percent interest in SCEM's net income. For additional details regarding SCEM, refer to the Company's Report on Form 10-K for the year ended December 31, 1997.

                         VASTAR RESOURCES, INC.
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Unaudited)

NOTE 4.   EXPLORATION EXPENSES.

                                                   Three Months Ended
                                                        March 31,
(Millions of dollars)                               1998       1997
                                                  --------  -----------
Dry hole costs.................................   $   27.0  $      26.4
Geological and geophysical.....................       21.3         27.0
Undeveloped leasehold amortization.............        8.8          6.8
Staff..........................................       10.1          8.5
Lease rentals..................................        1.0          2.1
                                                  --------  -----------
  Total........................................   $   68.2  $      70.8
                                                  ========  ===========

NOTE 5.  EARNINGS PER SHARE.

                                                   Three Months Ended
                                                        March 31,
                                                    1998       1997
                                                  --------  -----------
Basic EPS:
Income available to common shareholders
   (millions of dollars).......................   $   48.0  $      62.9
Average shares of stock outstanding..........   97,305,210   97,260,759
Basic EPS......................................   $   0.49  $      0.65

Diluted EPS:
Income available to common shareholders
   (millions of dollars).......................   $   48.0  $      62.9
Incremental shares assuming the exercise
 of stock options..............................    397,160      161,537
Average shares of stock outstanding plus
 effect of dilutive securities.............     97,702,370   97,422,296
Diluted EPS....................................   $   0.49  $      0.65

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

    The operations and financial position of Vastar continue to be affected from time to time in varying degrees by domestic and foreign political developments as well as legislation and regulations pertaining to restrictions on oil and gas production, imports and exports, natural gas regulation, taxes, environmental regulations and cancellation or impairment of contract rights. Both the likelihood of such occurrences and their overall effect on the Company vary greatly and are not predictable. These uncertainties are part of a number of items that Vastar has taken and will continue to take into account in periodically establishing accounting reserves.

    Vastar and Atlantic Richfield Company ("ARCO") have agreements whereby Vastar has agreed to indemnify ARCO against certain claims or liabilities to which ARCO could be subject relating to ARCO's historical ownership and operation of the properties transferred by ARCO to Vastar upon the formation of Vastar, including liabilities under laws relating to the protection of the environment and liabilities arising out of certain litigation. ARCO has agreed to indemnify Vastar with respect to other claims and liabilities and other litigation matters not related to Vastar's business or properties as reflected in its consolidated financial statements.

    In September 1996, the Company entered into a contract with Diamond Offshore Drilling Company for the major upgrade and operation of a semisubmersible drilling rig, Ocean Victory, for a three-year deepwater drilling program in the Gulf of Mexico. In November 1997, the Company commenced its Gulf of Mexico deepwater drilling program using the Ocean Victory, with the spudding of the King Prospect (Mississippi Canyon 764). In February 1998, Mississippi Canyon 764 was decisioned a discovery. The well was drilled to about 17,000 feet, when an engine room fire on the drilling rig caused drilling operations to be suspended. As of March 31, 1998, the rig was in dry dock in Mobile, Alabama, undergoing repairs. According to the rig's owner, Diamond Offshore, the rig should be available to resume drilling operations in early summer. Before any reimbursement from partners or potential partners, costs incurred with respect to this contract along with other contracts for committed support equipment are expected to be $54.0 million, $54.0 million and $44.2 million for the years 1998, 1999 and 2000, respectively.

    In connection with SCEM's marketing and risk activities, Vastar and SEI have agreed to guarantee certain obligations of SCEM. The total amount of guarantees which can be issued is set by the Board of Governors of SCEM. Vastar and SEI have agreed, subject to certain limitations, to indemnify each other for their respective pro rata share of any amount paid in connection with these guarantees. Each company's pro rata share is equal to their respective percentage ownership in the Venture at the time the guaranteed obligation is incurred. In addition, Vastar's obligation to indemnify SEI, in any year, is limited, subject to certain limitations, to the amount which Vastar has received from SCEM in excess of the minimum distributions for that year.

                           VASTAR RESOURCES, INC.
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Unaudited)

NOTE 6.  COMMITMENTS AND CONTINGENCIES - continued.

Similarly, if Vastar has not received its minimum distribution from SCEM in any year, SEI has agreed to indemnify Vastar, subject to certain limitations, for all amounts paid by Vastar under these guarantees for that year.

   The Company has significant credit risk exposure to SCEM. SEI, a wholly-owned subsidiary of The Southern Company, has not yet obtained a credit rating from any nationally recognized statistical rating organization. The credit risk exposure consists of three principal items. First, SCEM has promised to make certain minimum distributions to Vastar. SEI has guaranteed this obligation as well as the amounts due to Vastar upon the exercise of Vastar's option to sell its remaining interest on January 1, 2003. Second, SCEM is obligated to pay and SEI has guaranteed payment for gas purchased under the Gas Purchase and Sale Agreement between the Company and SCEM, pursuant to which Vastar has agreed to sell substantially all of its natural gas production to SCEM. Third, Vastar has been indemnified by SEI, with certain limitations, with respect to amounts which Vastar may be required to pay under guarantees which Vastar has issued to secure certain obligations of SCEM. If at December 31, 1998, SEI has not obtained and does not thereafter maintain in effect an investment grade rating, SEI has agreed to provide certain credit enhancements to secure the payment of SCEM's obligations under the Gas Purchase and Sale Agreement and the minimum distributions. For additional details regarding SCEM, refer to the Company's Report on Form 10-K for the year ended December 31, 1997.

    The Company has performed and continues to perform ongoing credit evaluations of its other customers and generally does not require collateral on its credit sales. Any amounts anticipated as uncollectible are charged to income and credited to a valuation account. The amounts included in the allowance for uncollectible accounts receivable at March 31, 1998 and 1997, were insignificant.

NOTE 7.  TAXES.

    The (benefit) provision for taxes on income is comprised of the following:

                                    For the Three Months Ended
                                            March 31,
                                        ------------------
(Millions of dollars)                     1998      1997
                                        --------  --------

Federal:
   Current............................   $(21.3)   $(60.8)
   Deferred...........................      5.2      63.7
                                         ------    ------
     Total federal....................    (16.1)      2.9
                                         ------    ------
State:
   Current............................      0.4       0.8
   Deferred...........................      0.3       0.6
                                         ------    ------
     Total state......................      0.7       1.4
                                         ------    ------
Total income tax (benefit) provision     $(15.4)   $  4.3
                                         ======    ======

                           VASTAR RESOURCES, INC.
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                              (Unaudited)


NOTE 7.  TAXES - (continued).

    A reconciliation of the income tax (benefit) provision with tax at the federal statutory rate for the specified period is as follows:

                            For the Three Months Ended
                                    March 31,
                                 ----------------
(Millions of dollars)             1998     1997
                                 -------  -------

Income before taxes............  $ 32.6   $ 67.2
                                 ======   ======
Tax at the statutory rate......  $ 11.4   $ 23.5
Increase (reduction) in taxes
   resulting from:
      State income taxes (net
         of federal effect)....     0.4      0.9
      Tax credits and other....   (27.2)   (20.1)
                                 ------   ------
   Income tax (benefit)
      provision................  $(15.4)   $ 4.3
                                 ======   ======

    During the first quarter of 1997, ARCO and Vastar agreed to a second amendment to the Tax Sharing Agreement, effective January 1, 1997 (the "Second Amendment"). The Second Amendment removes certain limitations under the original agreement and generally allows Vastar to receive payment for all Section 29 tax credits in the year generated provided ARCO is also able to utilize the credits in that year. In return, the Company agreed to a 3.25 percent reduction in the value of the Section 29 tax credits generated from properties acquired by the Company before June 1, 1995. ARCO and Vastar also agreed to apply the same 3.25 percent reduction to the $61.4 million of Section 29 tax credits carried forward as of December 31, 1996, in exchange for immediate payment upon execution of the Second Amendment. Accordingly, Vastar received a payment from ARCO of $59.4 million on March 20, 1997. First quarter 1997 federal tax provision included a $(59.4) million current tax benefit and a $61.4 million deferred tax expense related to the payment received by Vastar in the first quarter of 1997 with respect to the tax credit carry forward as of December 31, 1996. For additional details see the Company's Report on Form 10-K for the year ended
December 31, 1997.

    Section 29 tax credits generated from properties acquired by the Company on or after June 1, 1995, are allowed at 100 percent of the statutory rate in the year such credits are used by ARCO (or, if earlier, by the Company on a pro forma return). However, refunds of such credits are limited to $15 million annually for years after 1995. Tax credits that are not used in the current year pursuant to the Tax Sharing Agreement, as amended, will generally be carried forward and used in subsequent tax years. For further information on the Tax Sharing Agreement, refer to the Company's Report on Form 10-K for the year ended December 31, 1997.

                          VASTAR RESOURCES, INC.
      NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Unaudited)

NOTE 8. LONG-TERM DEBT.

    Long-term debt is comprised of the following:

                                      March 31,     December 31,
(Millions of dollars)                   1998            1997
                                   ---------------  ------------

8.75% Notes, due in 2005.........         $149.5        $149.4
6.95% Notes, due in 2006.........           75.0          75.0
6.96% Notes, due in 2007.........           75.0          75.0
6.39% Notes, due in 2008.........           50.0           ---
Commercial Paper.................          366.2         372.7
                                          ------        ------
Total............................         $715.7        $672.1
                                          ======        ======

    In April 1998, Vastar issued $100 million of 6.00% Putable/Callable Notes due April 20, 2010 Putable/Callable April 20, 2000. The Notes were issued under the Indenture, dated as of January 1, 1995, as supplemented by the Supplemental Indenture, dated May 18, 1995, and as further supplemented by the Second Supplemental Indenture dated April 16, 1998. The net proceeds of $99.9 million were used to pay down debt incurred under the Company's Commercial Paper Program. In addition, the Company sold its call option under the notes to Union Bank of Switzerland, London branch, and received $2.3 million, which was also used to pay down debt incurred under the Company's Commercial Paper Program.


NOTE 9.  SUBSEQUENT EVENT.

   On April 16, 1998, the Company declared a quarterly dividend of $0.075 per share of common stock, payable on June 2, 1998, to stockholders of record on May 8, 1998.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


IMPACT OF THE MARKETING ALLIANCE.

    In August 1997, the Company entered into a Formation Agreement with Southern Energy, Inc., formerly known as SEI Holdings, Inc., ("SEI"), to combine certain natural gas and power trading and marketing operations of the two companies and create a new energy services company. The new company is named Southern Company Energy Marketing L.P. ("SCEM" or the "Venture"). Through its subsidiaries, Vastar currently holds a 40 percent interest in the Venture, and SEI, through its subsidiaries, currently holds a 60 percent interest. Pursuant to a two-phase closing, SCEM began gas marketing effective September 1, 1997, and power marketing effective January 1, 1998. The Company did not contribute its crude oil or natural gas liquids marketing businesses to the Venture.

    The Company is accounting for its interest in the Venture using the equity method of accounting. Therefore, the Company's consolidated results after September 1, 1997, no longer reflect the majority of its gas marketing activities in the individual line items of the financial statements. For more details on the transaction refer to the Company's Report on Form 10-K for the year ended December 31, 1997.

    Due to this change in accounting method for the gas marketing business, the pro forma statistical and financial results for the first quarter of 1997 have been provided to reflect results as if the equity method of accounting had been used during that time period. This pro forma information is provided for information only. It is based on historical information and does not reflect the actual results that would have occurred had the venture been in existence during this time period.

RESULTS OF OPERATIONS.

    Sales and production volumes and average price statistics for the specified periods are as follows:

                                              Three Months Ended
                                                    March 31,
                                        --------------------------------
                                                 Pro forma   As Reported
                                         1998       1997         1997
                                        ------     ------       ------

Natural gas
 Sales (MMcfd)*.......................  1,300       1,177       3,667
 Production (MMcfd)...................    902         874         874
 Average sales price (per Mcf)*....... $ 1.90      $ 2.40      $ 2.64
 Average wellhead price (per Mcf)..... $ 1.92      $ 2.31      $ 2.31


Crude oil
 Sales (MBbld)*.......................  120.2        98.2        98.2
 Production (MBbld)...................   36.1        33.8        33.8
 Average realized price (per Bbl)*.... $17.09      $24.14      $24.14

Natural gas liquids ("NGLs")
 Production (MBbld)...................   15.5        17.3        17.3
 Average realized price (per Bbl)..... $10.99      $15.51      $15.51


Total production (MMcfed)*............  1,212       1,181       1,181

---------------------
* As used in this Form 10-Q the terms "Bcf," "MMcf" and "Mcf" mean billion, million and thousand cubic feet, respectively; the terms "Bcfd," "MMcfd" and "Mcfd" mean billion, million and thousand cubic feet per day, respectively; the terms "MMBbl" and "MBbl" mean million and thousand barrels, respectively; the term "Bbl" means barrel; the terms "MMBbld" and "MBbld" mean million and thousand barrels per day, respectively; the term "MMcfed" means million cubic feet equivalent per day. In calculating Mcf and Bbl equivalents, one Bbl is deemed to equal to six Mcf.

The following table sets forth the statement of income for the specified periods:

                                                                Three Months Ended
                                                                     March 31,
                                                    -------------------------------------------
                                                                   Pro forma        As Reported
(Millions of dollars)                                1998             1997              1997
                                                    ------           ------            ------
REVENUES
Natural gas
  Sales.....................................        $ 222.0          $ 254.2          $ 872.7
  Purchases.................................          (75.3)           (80.4)          (666.8)
  Delivery expense..........................           (0.1)             ---            (21.5)
                                                     ------          -------          -------
     Net sales - natural gas................          146.6            173.8            184.4
                                                     ------          -------          -------
Crude oil
  Sales.....................................          166.9            200.3            200.3
  Purchases.................................         (110.0)          (125.2)          (125.2)
  Delivery expense..........................           (1.4)            (1.6)            (1.6)
                                                     ------          -------          -------
     Net sales - crude oil..................           55.5             73.5             73.5
                                                     ------          -------          -------
NGLs and other
  Sales.....................................           19.0             31.5             31.5
  Purchases and other costs.................           (3.7)            (7.7)            (7.7)
                                                     ------          -------          -------
     Net sales - NGLs and other.............           15.3             23.8             23.8
                                                     ------          -------          -------
    Net sales and other operating
    revenues................................          217.4            271.1            281.7
Earnings from equity affiliate..............            5.3              7.3              ---
Other revenues..............................           20.7              1.9              1.9
                                                     ------          -------          -------
     Net revenues...........................          243.4            280.3            283.6
                                                     ------          -------          -------
EXPENSES
Operating expenses..........................           34.5             32.7             32.7
Exploration expenses........................           68.2             70.8             70.8
Selling, general and administrative
  expenses..................................           12.0             11.5             14.7
Taxes other than income taxes...............           13.0             14.5             14.6
Depreciation, depletion and
  amortization..............................           70.5             70.6             70.6
Interest....................................           12.6             13.0             13.0
                                                     ------          -------          -------
  Total expenses............................          210.8            213.1            216.4
                                                     ------          -------          -------
Income before income taxes..................           32.6             67.2             67.2
Income tax (benefit) provision..............          (15.4)             4.3              4.3
                                                     ------          -------          -------
Net income..................................         $ 48.0          $  62.9          $  62.9
                                                     ======          =======          =======

FIRST QUARTER 1998 vs. PRO FORMA FIRST QUARTER 1997.

    For the purpose of this analysis, the first quarter 1998 results are being compared to the pro forma first quarter 1997 results.

    Net income for the first quarter of 1998 was $48.0 million, compared to $62.9 million for the first quarter of 1997. The 24 percent decrease in earnings was primarily the result of lower commodity prices.

    Natural gas sales decreased by 13 percent to $222.0 million in the first quarter of 1998 as compared to the same period last year. The lower revenues were primarily the result of lower commodity prices, partially offset by an increase in production available for sale. Natural gas purchases during the first quarter of 1998 decreased by six percent from the same period last year primarily as a result of lower commodity prices.

    Average natural gas wellhead prices for the first quarter of 1998 decreased $0.39 per Mcf from first quarter of 1997 to $1.92 per Mcf. The lower price realization is due to reduced market demand as reflected in the first quarter 1998 average price for Henry Hub of $2.21 per Mcf compared to $2.97 per Mcf in the first quarter of last year. Partially offsetting this impact were:
(1) smaller realized hedging losses. The first quarter of 1998 included $1.1 million in losses compared to $15.9 million in the same period last year and;
(2) reduced basis differentials (effectively higher prices) in the first quarter of 1998 for gas production from the San Juan Basin.

    First quarter 1998 natural gas production increased by 28 MMcfd from the same period last year. This increase was primarily a result of the start-up of 1997 discoveries at High Island 117 and Ship Shoal 105/126 and the start-up of High Island A-23. These increases more than offset natural field declines.

   Crude oil sales in the first quarter of 1998 decreased $33.4 million from the same period last year, primarily as a result of a significant decrease in crude oil sales prices, partially offset by higher production available for sale.

    First quarter 1998 crude oil production was up seven percent to 36.1 MBbld from first quarter 1997 levels primarily as a result of production volume increases at Ship Shoal 105/126 which more than offset natural field declines.

    Net sales for natural gas liquids ("NGLs") and other products were down for the first quarter of 1998 as compared to the same period last year. The decrease is a result of a 29 percent decrease in average NGL realized prices and a decrease in NGL production available for sale. Lower production resulted from
(1) the Company's election to bypass processing in favor of selling the wet gas stream due to the favorable natural gas price market and (2) lower third-party volumes being received at the inlet of the gas plants in which the Company owns an interest.

    Other revenues increased during the first quarter of 1998 as compared to the same period last year primarily as a result of the $17.7 million pre-tax gain associated with the $40.0 million payment received in connection with the transaction which resulted in the creation of SCEM.

    Taxes other than income taxes also decreased in the first quarter of 1998 as compared to the first quarter of 1997. The decrease in product prices resulted in lower taxable values on the Company's production.

    The income tax benefit of $15.4 million in the first quarter of 1998 was greater than in the same period last year because of lower pre-tax earnings and higher tax credits. The income tax benefit for the first quarter of 1998 and the provision for the first quarter of 1997 included the net benefit of $27.3 million and $20.2 million, respectively, of Internal Revenue Code Section 29 tax credits for non-conventional fuels. The increase in tax credits in the first quarter of 1998 as compared to the first quarter of 1997 was primarily a result of increased tax credit-eligible production in the San Juan Basin, acquisitions of tax credit-eligible properties in the last three quarters of 1997 and the first quarter of 1998 and a favorable adjustment of $1.7 million in the first quarter of 1998 related to 1997 tax credits.

LIQUIDITY AND CAPITAL RESOURCES.

    In the first quarter of 1998, cash flow from operations was $90.0 million, compared to $298.8 million for the same period in 1997. This decrease was due, in part, to lower product prices and higher working capital requirements during the first quarter of 1998 as compared to the first quarter of 1997. In the first quarter 1997, the Company also received a one-time payment from ARCO of $59.4 million related to the monetization of certain tax credit carry forwards pursuant to an amendment of the Tax Sharing Agreement between the Company and ARCO.

    Net cash used in investing activities in 1998 was $128.3 million, a decrease over the first quarter 1997, primarily as a result of the proceeds received in connection with the second closing of the transaction that resulted in the creation of SCEM.

The following table summarizes the Company's capital investments for the comparative periods.

CAPITAL SPENDING SUMMARY


                                                  For the Three Months Ended
                                                           March 31,
  (Millions of dollars)                               1998            1997
                                                    -------         -------
  Exploratory drilling....................           $ 51.1          $ 26.6
  Development drilling....................             69.8            40.4
  Property acquisitions...................             35.9            62.3
  Other additions.........................             14.5            13.4
                                                    -------         -------
   Total additions to property,
    plant and equipment...................            171.3           142.7
  Geological and geophysical..............             21.3            27.0
                                                    -------         -------
         Total capital program...............       $ 192.6         $ 169.7
                                                    =======         =======

    Exploratory drilling costs increased in the first quarter of 1998 as compared to the first quarter of 1997 primarily as the result of Gulf of Mexico deepwater drilling which is more costly than Gulf of Mexico outer continental shelf drilling and a higher number of wells being drilled.

    Property acquisition costs in the first quarter of 1998 were lower as compared to the same period last year primarily as a result of lower undeveloped leasehold acquisitions. First quarter 1998 property acquisitions included approximately $38.6 million for the purchase of 24 tracts in the March 18, 1998, Outer Continental Shelf ("OCS") Central Gulf of Mexico Oil and Gas Lease Sale
169. The Company was apparent high bidder on each of these tracts and the prescribed award review process of the Minerals Management Service of the U.S. Department of Interior is ongoing with respect to some of the tracts. During the first quarter of 1997, the Company spent $58.0 million in the March 5, 1997, OCS Gulf of Mexico Oil and Gas Lease Sale 166.

    Cash flow provided by financing activities was $36.5 million in the first quarter of 1998, which included a $43.6 million increase of long-term debt (net of payments).

    In April 1998, Vastar issued $100 million of 6.00% Putable/Callable Notes due April 20, 2010 Putable/Callable April 20, 2000. The Notes were issued under the Indenture, dated as of January 1, 1995, as supplemented by the Supplemental Indenture, dated May 18, 1995, and as further supplemented by the Second Supplemental Indenture dated April 16, 1998. The net proceeds of $99.9 million were used to pay down debt incurred under the Company's Commercial Paper Program. In addition, the Company sold its call option under the notes to Union Bank of Switzerland, London branch and received $2.3 million, which was also used to pay down debt incurred under the Company's Commercial Paper Program.

    The Company's ratio of earnings to fixed charges for the three months ended March 31, 1998 and 1997 was 3.6 and 6.2, respectively. This ratio was computed by dividing earnings by fixed charges. For this purpose, earnings include income before income taxes and fixed charges. Fixed charges include interest and amortization of debt expenses and the estimated interest component of rental expense.

RISK MANAGEMENT AND MARKET-SENSITIVE INSTRUMENTS.

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

    In 1997, Vastar Gas Marketing, Inc. ("Vastar Gas") used certain financial instruments, such as natural gas price swaps and futures, to manage its fixed-price purchase and sale commitments, as well as to provide fixed-price physical commitments as a service to its customers and suppliers. Vastar Gas generally balanced its fixed-price physical and financial purchase and sales contracts in terms of contract volumes and timing of delivery obligations in accordance with specific guidelines relative to the amount of these net open positions. In addition, certain internal controls monitored such positions against such guidelines.

    SCEM uses certain financial instruments, such as natural gas and power price swaps and futures, to manage its fixed-price purchase and sale commitments, as well as to provide fixed-price commitments as a service to its customers and suppliers. It is possible that net open positions will exist from time to time and, as a result, SCEM has established specific guidelines relative to its net open positions. In addition, SCEM has set up certain internal controls to monitor its positions against these guidelines which are required to be and have been approved by the Company. However, to the extent that SCEM has an open position, SCEM is exposed to risk from fluctuating market prices.

  The Company realized approximately $1.9 million and $8.3 million of pre-tax losses in the first quarter of 1998 and 1997, respectively, as a result of all its hedging transactions for natural gas and crude oil.

  The following table summarizes the Company's open positions as of March 31, 1998.



Product and Location      Time Period Average   Volume       Range of  Prices
--------------------      -------------------  ---------  ---------------------
Gas/Henry Hub             4/1/98 to 12/31/98   227 MMcfd  $1.95 - $2.65 per Mcf


     The fair value (deferred pre-tax loss or gain to the Company) for the hedged transactions for the remainder of 1998 would be a $25.1 million loss for natural gas. This loss calculation is based on forward price quotes from brokers and NYMEX forward prices as of April 1, 1998, which averaged $2.56 per Mcf for the balance of 1998. There were no outstanding oil hedges as of March 31, 1998. The actual gains or losses realized by the Company from such hedges may vary significantly from the foregoing amounts due to the fluctuation of prices in the commodity markets. For example, a hypothetical ten percent increase in the forward price quotes would increase the unrealized loss for 1998 by approximately $13.0 million for natural gas. In order to calculate the hypothetical loss, the relevant parameters of the futures contracts are the type of commodity, the delivery price and the delivery location; due to the short period before expiration, time value of money is ignored in the calculation. This analysis only includes the commodity derivative instrument and not the exposure related to the underlying commodity. Natural gas prices fluctuated between $2.00 per Mcf and $2.35 per Mcf (Henry Hub) and crude oil prices fluctuated between $13.23 per Bbl and $17.83 per Bbl (WTI-at-Cushing) during the first quarter of 1998.

    The Company has long-term contracts with certain cogeneration facilities which have an average remaining life of 12 years. These contracts cover an average of 74 MMcfd of the Company's natural gas production for the remainder of the year at an average price of $2.51 per Mcf.

    During the first quarter of 1998, the Company's long-term sales commitments did not exceed the total of proprietary production and other natural gas production controlled through call rights with third-party producers and marketing agreements with the Company's royalty owners.

    The Company's Commercial Paper Program is subject to interest rate risk. An increase in interest rates could increase interest expense. For example, a ten percent increase in London Interbank Offered Rate (a benchmark pursuant to which the Company's interest rates may be set) would have increased interest expense for the first quarter of 1998 by $0.6 million. Vastar may periodically elect to enter into interest rate swap agreements with the objective of managing interest rate risk by converting the interest rate on variable rate debt to a fixed rate. Vastar has not entered into nor does it have any interest rate swaps outstanding at March 31, 1998.

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

                    PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

       There have been no material developments with respect to the Company's legal proceedings as previously reported in the Company's Report on Form 10-K for the period ending December 31, 1997, except with respect to Laura Lyon, et al. v. Amoco Production Company, et al., Case Number 93-CV-130. Documents reflecting the complete settlement in this case have been executed by all parties and all of the federal cases have been dismissed with prejudice. The court has rendered a judgment in favor of Vastar and all other defendants in the remaining Lyon state court case.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.
             4    Second Supplemental Indenture, dated as of April 16, 1998, by and among the Company, Harris Trust and Savings Bank,
                  as trustee and Bank of Montreal Trust Company, as paying
                  agent
            10.1  Amendment No. 5 to Vastar Resources, Inc. Savings Plan,
                  effective as of February 1, 1998
            10.2  Amendment No. 5 to Vastar Resources, Inc. Savings Plan II,
                  effective as of February 1, 1998
            12    Computation of Ratio of Earnings to Fixed Charges
            27    Financial Data Schedule



    (b)  Reports on Form 8-K.

           No Current Reports on Form 8-K were filed during the quarter ended March 31, 1998 and through the date hereof.

                              SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VASTAR RESOURCES, INC.
                                             (Registrant)


Dated: May 8, 1998                          /s/ Joseph P. McCoy
                                       ------------------------------
                                             Joseph P. McCoy
                                       Vice President and Controller
                                       (Duly Authorized Officer and
                                       Principal Accounting Officer)

Exhibit Index


Exhibit No.      Description
-----------      ---------------------------------------------------------

   4            Second Supplemental Indenture, dated as of April 16, 1998, by and among the Company, Harris Trust and Savings Bank, as trustee and Bank of Montreal Trust Company, as paying agent
  10.1          Amendment No. 5 to Vastar Resources, Inc. Savings Plan,
                  effective as of February 1, 1998
  10.2          Amendment No. 5 to Vastar Resources, Inc. Savings Plan II,
                  effective as of February 1, 1998
  12            Computation of Ratio of Earnings to Fixed Charges
  27            Financial Data Schedule