Form 10-Q
period 1998-06-30
VASTAR RESOURCES INC
filed 1998-08-06
CIK 918252

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
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

                               YES [X]    NO [_]

     NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF JUNE 30, 1998: 97,356,127.

                         PART I. FINANCIAL INFORMATION

                            VASTAR RESOURCES, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                       CONSOLIDATED STATEMENT OF INCOME



                                          For the Three          For the Six
                                           Months Ended          Months Ended
                                             June 30,              June 30,
                                         ----------------      ----------------
(Millions of dollars,                      1998     1997         1998     1997
except per share amounts)                 -----    -----        -----    -----


REVENUES
Net sales and other operating
 revenues.............................   $219.2    $216.7    $436.6    $498.4
Earnings from equity affiliate........      5.3       ---      10.6       ---
Other revenues........................      4.2      13.2      24.9      15.1
                                         ------    ------    ------    ------
   Net revenues.......................    228.7     229.9     472.1     513.5
                                         ------    ------    ------    ------
EXPENSES
Operating expenses....................     39.1      36.2      73.6      68.9
Exploration expenses..................     64.2      26.1     132.4      96.9
Selling, general and administrative
 expenses.............................     14.2      16.5      26.2      31.2
Taxes other than income taxes.........     13.1      10.0      26.1      24.6
Depreciation, depletion and
 amortization.........................     72.8      73.1     143.3     143.7
Interest..............................     13.7      11.4      26.3      24.4
                                         ------    ------    ------    ------
   Total expenses.....................    217.1     173.3     427.9     389.7
                                         ------    ------    ------    ------
Income before income taxes............     11.6      56.6      44.2     123.8
Income tax (benefit) provision........    (21.2)     (1.7)    (36.6)      2.6
                                         ------    ------    ------    ------
  Net income..........................   $ 32.8    $ 58.3    $ 80.8    $121.2
                                         ======    ======    ======    ======

Basic earnings per share..............   $ 0.34    $ 0.60    $ 0.83    $ 1.25
                                         ======    ======    ======    ======
Diluted earnings per share............   $ 0.34    $ 0.60    $ 0.83    $ 1.24
                                         ======    ======    ======    ======


Cash dividends paid per share
of common stock.......................   $0.075    $0.075    $0.150    $0.150
                                         ======    ======    ======    ======


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                            VASTAR RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)



                                                            June 30,       December 31,
                                                              1998             1997
                                                            --------       ------------
(Millions of dollars)

ASSETS
Current assets:
 Cash and cash equivalents...............................   $    4.6       $   10.2
 Accounts receivable:
   Trade.................................................       88.2          132.5
   Related parties.......................................      103.9          111.6
 Inventories.............................................       10.5            9.9
 Prepaid expenses and other assets.......................       31.0           24.7
                                                            --------       --------
   Total current assets..................................      238.2          288.9
Oil and gas properties and equipment, net................    1,730.2        1,591.4
Other long-term assets...................................       54.8           44.5
                                                            --------       --------
    Total assets.........................................   $2,023.2       $1,924.8
                                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable:
   Trade.................................................   $  217.3       $  248.6
   Related parties.......................................       10.5           60.7
 Accrued liabilities.....................................       57.8           50.2
                                                            --------       --------
    Total current liabilities............................      285.6          359.5

Long-term debt...........................................      770.9          672.1
Deferred liabilities and credits.........................      212.5          213.6
Deferred income taxes....................................      181.3          174.1

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.01 par value;  authorized, 110,000,000
 shares;  issued and outstanding, 97,356,127 shares
 as of  June 30, 1998 and  97,304,127 shares as of
 December 31, 1997.......................................        1.0            1.0
Capital in excess of par value of stock..................      456.1          454.9
Accumulated earnings.....................................      115.8           49.6
                                                            --------       --------
  Total stockholders' equity.............................      572.9          505.5
                                                            --------       --------
  Total liabilities and stockholders' equity.............   $2,023.2       $1,924.8
                                                            ========       ========



                The accompanying notes are an integral part of
                   these consolidated financial statements.

                            VASTAR RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                        For the Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                              1998      1997
                                                              -----     -----
(Millions of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income..................................................   $  80.8    $ 121.2
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization..................     143.3      143.7
  Deferred income taxes.....................................       7.2       72.6
  Dry hole expense and undeveloped leasehold amortization...      82.6       45.5
  Gain on asset sales.......................................     (20.1)     (10.9)
  Net change in accounts receivable, inventories
   and accounts payable.....................................     (30.1)      (0.6)
  Other.....................................................     (30.0)       0.6
  Earnings from equity affiliate............................     (10.6)        --
                                                               -------    -------
Net cash provided by operating activities...................     223.1      372.1
                                                               -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties and equipment,
 including dry hole costs...................................    (363.3)    (239.4)
Proceeds from asset sales...................................      43.9       12.9
Other.......................................................       2.8       (0.4)
                                                               -------    -------
Net cash used by investing activities.......................    (316.6)    (226.9)
                                                               -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt issuance.......................     150.0       95.0
Repayments of long-term debt................................     (51.2)    (230.1)
Dividends paid..............................................     (14.6)     (14.6)
Other.......................................................       3.7        ---
                                                               -------    -------
Net cash provided (used) by financing activities............      87.9     (149.7)
                                                               -------    -------

Net change in cash and cash equivalents.....................      (5.6)      (4.5)

Cash and cash equivalents at beginning of period............      10.2       21.9
                                                               -------    -------
Cash and cash equivalents at end of period..................   $   4.6    $  17.4
                                                               =======    =======



                The accompanying notes are an integral part of
                   these consolidated financial statements.

                            VASTAR RESOURCES, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.   INTRODUCTION.

     The foregoing information is unaudited and has been prepared from the records of Vastar Resources, Inc. ("Vastar" or the "Company"). In the opinion of management, the financial information reflects all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the Company's financial position and results of operations in conformity with generally accepted accounting principles. Such statements are presented in accordance with the requirements of Regulation S-X, which does not require all disclosures normally required by generally accepted accounting principles or those normally required on Form 10-K. These interim financial statements should be read in conjunction with the annual financial statements and the Notes thereto contained in the Company's Report on Form 10-K for the year ended December 31, 1997, and Form 10-Q for the quarter ended March 31, 1998. Certain previously reported amounts have been restated to conform with classifications adopted in 1998.


NOTE 2.   NET SALES AND OTHER OPERATING REVENUES.

                                         For the Three           For the Six
                                          Months Ended          Months Ended
                                            June 30,              June 30,
                                      -------------------    ------------------
(Millions of dollars)                   1998       1997        1998       1997
                                      --------  ---------    --------  --------


Sales and other operating revenues:
 Unrelated parties..........          $ 195.7    $ 698.5     $412.3    $1,734.2
 Related parties (1)........            216.0       65.0      407.3       133.8
                                      -------    -------     ------    --------
  Total.....................            411.7      763.5      819.6     1,868.0


Less:
 Purchases (2)..............           (190.1)    (522.4)    (378.7)   (1,321.5)
 Delivery expense...........             (2.4)     (24.4)      (4.3)      (48.1)
                                      -------    -------     ------    --------
Net sales and
 other operating revenues...          $ 219.2    $ 216.7     $436.6    $  498.4
                                      =======    =======     ======    ========
-----------------
(1) The weighted average lifting and purchase cost per Mcfe associated with proprietary production and third-party purchased volumes multiplied by the related party sales volumes results in average costs of $175.8 million and $41.1 million for the three months ended June 30, 1998 and 1997, respectively, and $337.0 million and $84.1 million for the six months ended June 30, 1998 and 1997, respectively.
(2) Includes purchases from related parties at a cost of $33.4 million and $2.9 million for the three months ended June 30, 1998 and 1997, respectively, and $57.3 million and $8.0 million for the six months ended June 30, 1998 and 1997, respectively.

                            VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)


NOTE 3.   SOUTHERN COMPANY ENERGY MARKETING L.P. ("SCEM").

     SCEM is a strategic marketing alliance created by the Company and Southern Energy, Inc., a Delaware corporation ("SEI"), formerly known as SEI Holdings, Inc. and a subsidiary of The Southern Company. Through its subsidiaries, Vastar currently holds a 40 percent interest in SCEM, and SEI, through its subsidiaries, currently holds a 60 percent interest. SCEM is engaged in the business of trading and marketing natural gas, electricity and other energy-related commodities. SCEM provides energy and energy-related commodities, products and services to wholesale and retail customers in North America. Transactions with SCEM are conducted on the basis of normal commercial relationships, at prevailing market prices.

     For the first five years of operation, Vastar is entitled to receive, subject to certain exceptions, minimum cash distributions from SCEM of $20 million for the year 1998, $20 million for the year 1999, $25 million for the year 2000, $30 million for the year 2001 and $30 million for the year 2002. As a result of the minimum earnings distribution exceeding the Company's ownership interest in SCEM's earnings for the six month period ending June 30, 1998, the Company is recognizing its accrued share of the 1998 minimum earnings level within the current period. For additional details regarding SCEM, refer to the Company's Report on Form 10-K for the year ended December 31, 1997.

NOTE 4.   EXPLORATION EXPENSES.

                                          For the Three     For the Six
                                          Months Ended     Months Ended
                                            June 30,          June 30,
                                         --------------    ---------------
(Millions of dollars)                    1998     1997     1998       1997
                                         -----    -----    ------    -----
Dry hole costs.......................    $38.1    $ 4.6    $ 65.1    $31.0
Geological and geophysical...........      3.8      3.3      25.1     30.3
Undeveloped leasehold amortization...      8.7      7.7      17.5     14.5
Staff................................     10.9      9.2      21.0     17.7
Lease rentals........................      2.7      1.3       3.7      3.4
                                         -----    -----    ------    -----
 Total...............................    $64.2    $26.1    $132.4    $96.9
                                         =====    =====    ======    =====

                            VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

NOTE 5.   EARNINGS PER SHARE.

                                                          For the Three
                                                          Months Ended
                                                             June 30,
                                                     -----------------------
                                                       1998            1997
                                                     -------         -------
Basic earnings per share:
Income available to common shareholders
   (millions of dollars)..........................   $  32.8         $  58.3
Average shares of stock outstanding (thousands)       97,343          97,262
Basic earnings per share..........................   $  0.34         $  0.60

Diluted earnings per share:
Income available to common shareholders
   (millions of dollars)..........................   $  32.8         $  58.3
Incremental shares assuming the exercise
 of stock options (thousands).....................       647             255
Average shares of stock outstanding plus
 effect of dilutive securities (thousands)........    97,991          97,517
Diluted earnings per share........................   $  0.34         $  0.60


                                                           For the Six
                                                          Months Ended
                                                            June 30,
                                                     -----------------------
                                                       1998            1997
                                                     -------         -------
Basic earnings per share:
Income available to common shareholders
   (millions of dollars)..........................   $  80.8         $ 121.2
Average shares of stock outstanding (thousands)       97,324          97,262
Basic earnings per share..........................   $  0.83         $  1.25

Diluted earnings per share:
Income available to common shareholders
   (millions of dollars)..........................   $  80.8         $ 121.2
Incremental shares assuming the exercise
 of stock options (thousands).....................       646             207
Average shares of stock outstanding plus
 effect of dilutive securities (thousands)........    97,970          97,469
Diluted earnings per share........................   $  0.83         $  1.24

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

     In September 1996, the Company entered into a contract with Diamond Offshore Drilling Company for the major upgrade and operation of a semisubmersible drilling rig, Ocean Victory, for a three-year deepwater drilling program in the Gulf of Mexico, which commenced in November 1997. These contracts have a remaining life of 2.7 years and a remaining cost of $145.0 million before any reimbursement from partners or potential partners.

     In connection with SCEM's marketing and risk activities, Vastar and SEI have agreed to guarantee certain obligations of SCEM. The total amount of the obligations to be guaranteed is set by the Board of Governors of SCEM. Vastar and SEI have agreed, subject to certain limitations, to indemnify each other for their respective pro rata share of any amount paid in connection with these guarantees. Each company's pro rata share is equal to their respective percentage ownership in SCEM at the time the guaranteed obligation is incurred. In addition, Vastar's obligation to indemnify SEI, in years ending prior to January 1, 2003, is limited, subject to certain limitations, to the amount which Vastar has received from SCEM in excess of the minimum distributions for that year. Similarly, if Vastar has not received its minimum distribution from SCEM

                            VASTAR RESOURCES, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 6.   COMMITMENTS AND CONTINGENCIES - (continued).

in any year, SEI has agreed to indemnify Vastar, subject to certain limitations, for all amounts paid by Vastar under these guarantees for that year.

     The Company has significant credit risk exposure to SCEM and SEI. Neither SCEM nor SEI has yet obtained a credit rating from any nationally recognized statistical rating organization. The credit risk exposure consists of three principal items. First, SCEM has promised to make certain minimum distributions to Vastar during the first five years of SCEM's operations. SEI has guaranteed this obligation as well as the amounts due to Vastar upon the exercise of Vastar's option to sell its remaining interest on January 1, 2003. Second, SCEM is obligated to pay and SEI has guaranteed payment for gas purchased under the Gas Purchase and Sale Agreement between the Company and SCEM, pursuant to which Vastar has agreed to sell substantially all of its natural gas production to SCEM. Third, Vastar has been indemnified by SEI, with certain limitations, with respect to amounts which Vastar may be required to pay under guarantees which Vastar has provided to secure certain obligations of SCEM. If at December 31, 1998, SEI has not obtained and does not thereafter maintain in effect an investment grade rating, SEI has agreed to provide certain credit enhancements to secure the payment of SCEM's obligations under the Gas Purchase and Sale Agreement and the minimum distributions. For additional details regarding SCEM, refer to the Company's Report on Form 10-K for the year ended December 31, 1997.

     The Company has performed and continues to perform ongoing credit evaluations of its other customers and generally does not require collateral on its credit sales. Any amounts anticipated as uncollectible are charged to income and credited to a valuation account. The amounts included in the allowance for uncollectible accounts receivable at June 30, 1998 and 1997, were insignificant.

NOTE 7.   TAXES.

     The (benefit) provision for taxes on income is comprised of the following:


                                            For the Three             For the Six
                                             Months Ended            Months Ended
                                                June 30,                 June 30,
                                            ----------------         ----------------
(Millions of dollars)                        1998      1997           1998      1997
                                            ------    ------         ------    ------
Federal:
 Current...............................     $(23.2)   $(10.7)        $(44.5)   $(71.5)
 Deferred..............................        1.8       7.8            7.0      71.5
                                            ------    ------         ------    ------
  Total federal........................      (21.4)     (2.9)         (37.5)      0.0
                                            ------    ------         ------    ------
State:
 Current...............................        0.3       0.7            0.7       1.5
 Deferred..............................       (0.1)      0.5            0.2       1.1
                                            ------    ------         ------    ------
  Total state..........................        0.2       1.2            0.9       2.6
                                            ------    ------         ------    ------
Total income tax (benefit) provision...     $(21.2)   $ (1.7)        $(36.6)   $  2.6
                                            ======    ======         ======    ======

                            VASTAR RESOURCES, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 7.   TAXES - (continued).

     A reconciliation of the income tax (benefit) provision with tax at the federal statutory rate for the specified period is as follows:


                                      For the Three      For the Six
                                      Months Ended      Months Ended
                                        June 30,           June 30,
                                   ------------------    ----------------
(Millions of dollars)               1998        1997      1998      1997
                                   ------      ------    ------    ------
Income before taxes.............   $ 11.6      $ 56.6    $ 44.2    $123.8
                                   ======      ======    ======    ======
Tax at the statutory rate.......   $  4.1      $ 19.8    $ 15.5    $ 43.3
Increase (reduction) in taxes
 resulting from:
  State income taxes (net
   of federal effect)...........      0.2         0.8       0.6       1.7
  Tax credits and other.........    (25.5)      (22.3)    (52.7)    (42.4)
                                   ------      ------    ------    ------
Income tax (benefit)
 provision......................   $(21.2)     $ (1.7)   $(36.6)   $  2.6
                                   ======      ======    ======    ======

     During the first quarter of 1997, ARCO and Vastar agreed to a second amendment to the Tax Sharing Agreement, effective January 1, 1997 (the "Second Amendment"). The Second Amendment removed certain limitations under the original agreement and generally allows Vastar to receive payment for all Section 29 tax credits in the year generated provided ARCO is also able to utilize the credits in that year. In return, the Company agreed to a 3.25 percent reduction in the value of the Section 29 tax credits generated on or after January 1, 1997, from properties acquired by the Company before June 1, 1995. ARCO and Vastar also agreed to apply the same 3.25 percent reduction to the $61.4 million of Section 29 tax credits carried forward as of December 31, 1996, in exchange for immediate payment upon execution of the Second Amendment. Accordingly, Vastar received a payment from ARCO of $59.4 million on March 20, 1997. The first quarter 1997 federal tax provision included a $(59.4) million current tax benefit and a $61.4 million deferred tax expense related to the payment received by Vastar in the first quarter of 1997 with respect to the tax credit carryforward as of December 31, 1996.

     For further information on the Tax Sharing Agreement, as amended, refer to the Company's Report on Form 10-K for the year ended December 31, 1997.

                            VASTAR RESOURCES, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 8.   LONG-TERM DEBT.

     Long-term debt is comprised of the following:

                                                June 30,  December 31,
(Millions of dollars)                             1998       1997
                                                --------  ----------
8.75% Notes, due 2005....................         $149.5   $149.4
6.95% Notes, due 2006....................           75.0     75.0
6.96% Notes, due 2007....................           75.0     75.0
6.39% Notes, due 2008....................           50.0      ---
6.00% Putable/Callable Notes, due 2010...          100.0      ---
Commercial Paper.........................          321.4    372.7
                                                  ------   ------
Total....................................         $770.9   $672.1
                                                  ======   ======

     In April 1998, Vastar issued $100 million of 6.00% Putable/Callable Notes due April 20, 2010, Putable/Callable April 20, 2000. The Notes were issued under the Indenture, dated as of January 1, 1995, as supplemented by the Supplemental Indenture, dated May 18, 1995, and as further supplemented by the Second Supplemental Indenture, dated April 16, 1998. The net proceeds of $99.9 million were used to pay down debt incurred under the Company's Commercial Paper Program. In addition, the Company sold its call option under the Notes to Union Bank of Switzerland, London branch, and received $2.5 million, which was also used to pay down debt incurred under the Company's Commercial Paper Program.

     At June 30, 1998, Vastar had an outstanding interest swap covering $100 million related to the Putable/Callable Notes. The swap effectively changed the fixed rate debt of 6.00 percent to a floating quarterly rate.

NOTE 9.   SUBSEQUENT EVENTS.

     On July 22, 1998, the Company declared a quarterly dividend of $0.075 per share of common stock, payable on September 1, 1998, to stockholders of record on August 7, 1998.

     On August 4, 1998, the Company announced the execution of an agreement to acquire interests in 23 producing fields, approximately 40 undeveloped lease blocks and other assets as part of a three-company transaction involving Vastar, Atlantic Richfield Company ("ARCO") and Mobil Exploration & Producing U.S. Inc. ("Mobil"). The 23 producing fields are located in the central and western Gulf of Mexico.

     The agreement provides for the purchase by Vastar of all of the outstanding shares of capital stock of Western Midway Company ("WMC"), a wholly owned subsidiary of ARCO, for approximately $170 million in cash. WMC also has $300 million of existing long-term debt which will remain outstanding following the closing of the transaction. The purchase price is subject to adjustment at closing. The transaction is subject to a due diligence period which the parties have certain rights to terminate the transaction. The effective date of the transaction is July 1, 1998, and closing is scheduled for October 30, 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPACT OF THE MARKETING ALLIANCE.

     In August 1997, the Company entered into a Formation Agreement with Southern Energy, Inc., a Delaware corporation ("SEI"), formerly known as SEI Holdings, Inc., a subsidiary of The Southern Company, to combine certain natural gas and power trading and marketing operations of the two companies and create a new energy services company. The new company is named Southern Company Energy Marketing L.P. ("SCEM" or the "Venture"). Through its subsidiaries, Vastar currently holds a 40 percent interest in the Venture, and SEI, through its subsidiaries, currently holds a 60 percent interest. Pursuant to a two-phase closing, SCEM began gas marketing effective September 1, 1997, and power marketing effective January 1, 1998. The Company did not contribute its crude oil or natural gas liquids marketing businesses to the Venture.

     The Company is accounting for its interest in the Venture using the equity method of accounting. Therefore, the Company's consolidated results after September 1, 1997, no longer reflect its gas marketing activities in the individual line items of the financial statements. For more details on the Company's investment in SCEM and related matters, refer to the Company's Report on Form 10-K for the year ended December 31, 1997.

     Due to this change in accounting method for the gas marketing business, the pro forma statistical and financial results for the three and six months ending June 30, 1997, are provided below to reflect the Company's results as if the equity method of accounting had been used during that time period. These pro forma financial and statistical results are provided for information only. It is based on historical information and does not reflect the actual results that would have occurred had the Venture been in existence during this time period.

RESULTS OF OPERATIONS.

     Sales and production volumes and average price statistics for the specified periods are as follows:
                                                           For the Three                    For the Six
                                                            Months Ended                   Months Ended
                                                              June 30,                        June 30,
                                                   -----------------------------     ----------------------------
                                                                Pro        As                    Pro         As
                                                               forma     Reported               forma     Reported
                                                    1998        1997       1997       1998       1997       1997
                                                   ------      ------     ------     ------     ------     ------
Natural gas
 Sales (MMcfd)*..............................       1,394       1,168      2,774      1,347      1,172      3,218
 Production (MMcfd)..........................         940         880        880        921        877        877
 Average sales price (per Mcf)*..............      $ 2.00      $ 1.80     $ 2.09     $ 1.95     $ 2.10     $ 2.40
 Average wellhead price (per Mcf)............      $ 1.94      $ 1.72     $ 1.72     $ 1.93     $ 2.02     $ 2.02

Crude oil
 Sales (MBbld)*..............................       116.9       102.4      102.4      118.5      100.3      100.3
 Production (MBbld)..........................        35.0        35.8       35.8       35.5       34.8       34.8
 Average realized price (per Bbl)*...........      $14.36      $20.09     $20.09     $15.74     $22.05     $22.05

Natural gas liquids ("NGLs")
 Production (MBbld)..........................        14.4        17.0       17.0       15.0       17.2       17.2
 Average realized price (per Bbl)............      $ 9.35      $11.93     $11.93     $10.19     $13.72     $13.72

Total production (MMcfed)*...................       1,236       1,197      1,197      1,224      1,189      1,189

---------------------
* As used in this Form 10-Q, the terms "Bcf," "MMcf" and "Mcf" mean billion, million and thousand cubic feet, respectively; the terms "Bcfd," "MMcfd" and "Mcfd" mean billion, million and thousand cubic feet per day, respectively;
the terms "MMBbl" and "MBbl" mean million and thousand barrels, respectively; the term "Bbl" means barrel; the terms "MMBbld" and "MBbld" mean million and thousand barrels per day, respectively; the term "MMcfed" means million cubic feet equivalent per day. In calculating Mcf and Bbl equivalents, one Bbl is deemed to equal six Mcf.

The following table sets forth the statement of income for the specified periods:

                                                    For the Three                  For the Six
                                                    Months Ended                   Months Ended
                                                       June 30,                      June 30,
                                           -------------------------------   ----------------------------
                                                         Pro        As                   Pro       As
                                                        forma     Reported              forma   Reported
(Millions of dollars)                        1998       1997        1997      1998      1997      1997
                                           --------   ---------   --------   -------   ------   ---------
REVENUES
Natural gas
 Sales..................................   $ 253.4     $ 191.4    $ 526.4   $ 475.4   $ 445.6    $ 1,399.1
 Purchases..............................     (91.5)      (62.1)    (375.8)   (166.8)   (142.5)    (1,042.6)
 Delivery expense.......................      (0.5)       (0.3)     (17.0)     (0.6)     (0.3)       (38.5)
                                           -------     -------    -------   -------   -------    ---------
   Net sales - natural gas..............     161.4       129.0      133.6     308.0     302.8        318.0
                                           -------     -------    -------   -------   -------    ---------
Crude oil
 Sales..................................     142.0       178.2      178.2     308.9     378.5        378.5
 Purchases..............................     (95.2)     (111.5)    (111.5)   (205.2)   (236.7)      (236.7)
 Delivery expense.......................      (1.1)       (1.4)      (1.4)     (2.5)     (3.0)        (3.0)
                                           -------     -------    -------   -------   -------    ---------
   Net sales - crude oil................      45.7        65.3       65.3     101.2     138.8        138.8
                                           -------     -------    -------   -------   -------    ---------
NGLs and other
 Sales..................................      16.3        21.0       58.9      35.3      52.5         90.4
 Purchases and other costs..............      (4.2)       (2.5)     (41.1)     (7.9)    (10.2)       (48.8)
                                           -------     -------    -------   -------   -------    ---------
   Net sales -
     NGLs and other.....................      12.1        18.5       17.8      27.4      42.3         41.6
                                           -------     -------    -------   -------   -------    ---------
  Net sales and other
    operating revenues..................     219.2       212.8      216.7     436.6     483.9        498.4
Earnings from equity affiliate                 5.3         ---        ---      10.6       7.3          ---
Other revenues..........................       4.2        13.2       13.2      24.9      15.1         15.1
                                           -------     -------    -------   -------   -------    ---------
   Net revenues.........................     228.7       226.0      229.9     472.1     506.3        513.5
                                           -------     -------    -------   -------   -------    ---------
EXPENSES
Operating expenses......................      39.1        36.2       36.2      73.6      68.9         68.9
Exploration expenses....................      64.2        26.1       26.1     132.4      96.9         96.9
Selling, general and
 administrative expenses................      14.2        12.7       16.5      26.2      24.2         31.2
Taxes other than income taxes...........      13.1         9.9       10.0      26.1      24.4         24.6
Depreciation, depletion and
 amortization...........................      72.8        73.1       73.1     143.3     143.7        143.7
Interest................................      13.7        11.4       11.4      26.3      24.4         24.4
                                           -------     -------    -------   -------   -------    ---------
 Total expenses.........................     217.1       169.4      173.3     427.9     382.5        389.7
                                           -------     -------    -------   -------   -------    ---------
Income before income taxes..............      11.6        56.6       56.6      44.2     123.8        123.8
Income tax (benefit) provision               (21.2)       (1.7)      (1.7)    (36.6)      2.6          2.6
                                           -------     -------    -------   -------   -------    ---------
Net income..............................   $  32.8     $  58.3    $  58.3   $  80.8   $ 121.2    $   121.2
                                           =======     =======    =======   =======   =======    =========

SECOND QUARTER 1998 vs. PRO FORMA SECOND QUARTER 1997.

     For the purpose of this analysis, the second quarter 1998 results are being compared to the pro forma second quarter 1997 results.

     Net income for the second quarter of 1998 was $32.8 million, compared to $58.3 million for the second quarter of 1997. The 44 percent decrease in earnings was primarily the result of increased exploration costs.

     Natural gas sales increased by 32 percent to $253.4 million in the second quarter of 1998 as compared to the same period last year. The higher revenues were primarily the result of a seven percent increase in production available for sale and higher commodity prices. Natural gas purchases during the second quarter of 1998 increased from the same period last year due to an increase in purchased volumes and average purchased price.

     Average natural gas wellhead prices for the second quarter of 1998 increased $0.22 per Mcf from the second quarter of 1997 to $1.94 per Mcf. The higher price realization was due to strong market demand as reflected in the second quarter 1998 average price for Henry Hub of $2.23 per Mcf compared to $2.12 per Mcf in the second quarter of last year. In addition, the Company experienced reduced basis differentials (effectively higher prices) in the second quarter of 1998 as compared to the same period last year for gas production from the San Juan Basin. Hedging losses included in second quarter 1998 and second quarter 1997 were $2.1 million and $2.3 million, respectively.

     Second quarter 1998 natural gas production increased by 60 MMcfd from the same period last year. This increase was primarily a result of exploitation efforts in the San Juan Basin, start-up of the High Island 117 and Ship Shoal 126 fields earlier in the year and a recent discovery in the South Panola field. These increases more than offset natural field declines.

     Crude oil sales in the second quarter of 1998 decreased $36.2 million from the same period last year, primarily as a result of a significant decrease in crude oil sales prices and slightly lower production available for sale.

     Second quarter 1998 crude oil production decreased slightly to 35.0 MBbld from second quarter 1997 levels. Volumes were impacted negatively by the ongoing repair work at the partner-operated West Delta 106/107 production platform, which was struck by a barge in the first quarter of this year.

     Net sales for natural gas liquids and other products were down for the second quarter of 1998 as compared to the same period last year. The decrease was a result of a decrease in average NGL realized prices and a decrease in NGL production available for sale. Realized prices for NGLs were lower in the second quarter of 1998 as a result of depressed crude oil prices. Lower production resulted from (1) the selective decisions by the Company and other operators to bypass processing in favor of selling the wet gas stream due to the favorable natural gas price market and (2) the election by the Company and other plant operators to perform annual maintenance operations at several processing plants.

     Other revenues decreased during the second quarter of 1998 as compared to the same period last year. Second quarter 1997 included a one-time benefit of $9.8 million from leasing of undeveloped leasehold mineral fee acreage in East Texas.

     Exploration costs for the second quarter of 1998 increased $38.1 million as compared to the same period last year. The increase in costs was primarily a result of higher dry hole costs. Dry hole expenses were $38.1 million in the second quarter of 1998 as compared to $4.6 million in the same period last year. The increase in dry hole costs was primarily a result of the timing of dry hole decisions during the second quarter of 1998 as compared to the same time period last year. The second quarter 1998 dry hole expense was primarily related to four Gulf of Mexico wells: partner-operated deepwater wildcat Atwater Valley 136 and three Vastar-operated shelf wildcats at East Cameron 160, South Marsh Island 169 and Ship Shoal 139.

     Taxes other than income taxes also increased in the second quarter of 1998 as compared to the second quarter of 1997 as a result of higher gas prices and volumes.

     Interest expense for the second quarter of 1998 increased $2.3 million as compared to the same period last year. The increase is the result of higher average outstanding debt levels during the second quarter of 1998 as compared to the second quarter of 1997.

     The income tax benefit of $21.2 million in the second quarter of 1998 was greater than in the same period last year because of lower pre-tax earnings and higher tax credits. The income tax benefit for the second quarter of 1998 and the second quarter of 1997 included the net benefit of $25.5 million and $22.2 million, respectively, of Internal Revenue Code Section 29 tax credits for non-conventional fuels. The increase in tax credits in the second quarter of 1998 was primarily a result of higher tax credit-eligible production in the San Juan Basin, acquisitions of tax credit-eligible properties in the last three quarters of 1997 and the first quarter of 1998, and the increased tax credit rate.

SIX MONTHS ENDED JUNE 30, 1998 vs. PRO FORMA SIX MONTHS ENDED JUNE 30, 1997.

     For the purpose of this analysis, the first six months of 1998 results are being compared to the pro forma first six months of 1997 results.

     Net income for the first six months of 1998 was $80.8 million, compared to $121.2 million for the first six months of 1997. The 33 percent decrease in earnings was primarily the result of lower crude prices and higher exploration expenses.

     Natural gas sales increased to $475.4 million in the first six months of 1998 as compared to the same period last year. The higher revenues were the result of a five percent increase in production available for sale partially offset by an seven percent decrease in average sales prices. Natural gas purchases during the first six months of 1998 increased from the same period last year, primarily as a result of higher purchased volumes, partially offset by lower natural gas prices.

     Average natural gas wellhead prices for the first six months of 1998 decreased $0.09 per Mcf from the first six months of 1997 to $1.93 per Mcf. The lower price realization was driven by general market conditions, as reflected in the first six months 1998 average price for Henry Hub of $2.22 per Mcf compared to $2.55 per Mcf in the first six months of last year. Partially offsetting this impact were:

(1) smaller realized hedging losses. The first six months of 1998 included $4.9 million in losses compared to $18.2 million in the same period last year; and

(2) reduced basis differentials (effectively higher prices) for gas production from the San Juan Basin.

     The first six months of 1998 natural gas production increased by 44 MMcfd from the same period last year. This increase was primarily a result of exploitation efforts in the San Juan Basin, the High Island 117 field start-up and the recent discovery in the South Panola field. These increases more than offset natural field declines.

     Crude oil sales in the first six months of 1998 decreased $69.6 million from the same period last year, as a result of a significant decrease in crude oil sales prices, partially offset by slightly higher production available for sale.

     The first half of 1998 crude oil production increased slightly to 35.5 MBbld from the first half of 1997 levels primarily as a result of exploitation efforts at Eugene Island 175, West Cameron 66 and production increases at Ship Shoal 126.

     Net sales for natural gas liquids and other products were down for the first six months of 1998 as compared to the same period last year. The decrease resulted from a 26 percent decrease in average NGL realized prices and a decrease in NGL production available for sale. Lower production resulted from
(1) the selective decisions by the Company and other operators to bypass processing in favor of selling the wet gas stream due to the favorable natural gas price market and (2) the election by the Company and other plant operators to perform annual maintenance operations at several processing plants.

SIX MONTHS ENDED JUNE 30, 1998 vs. PRO FORMA SIX MONTHS ENDED JUNE 30, 1997 -
     (Continued).

     Other revenues increased during the first six months of 1998 as compared to the same period last year primarily as a result of the $17.7 million pre-tax gain associated with the $40.0 million payment received in the formation of SCEM partially offset by the absence of a fee land bonus received during the first six months of 1997.

     Exploration costs for the first half of 1998 increased $35.5 million as compared to the same period last year. The increase in costs was primarily a result of higher dry hole costs. Dry hole expenses were $65.1 million in the first half of 1998 as compared to $31.0 million in the same period last year. The increase in dry hole costs was primarily a result of increased drilling activity which resulted in more wells being decisioned in the first half of 1998 as compared to the first half of 1997. The dry hole expense for the first six months of this year included five Gulf of Mexico wells: two partner-operated deepwater wildcats, Garden Banks 258 and Atwater Valley 136 and three Vastar-operated shelf wildcats at East Cameron 160, South Marsh Island 169 and Ship Shoal 139.

     As a result of the lower pre-tax income and higher tax credits, the Company recognized an income tax benefit of $36.6 million in the first six months of 1998 compared to $2.6 million tax provision in the same period last year. The income tax benefit for the first six months of 1998 and the provision for the first six months of 1997 included the net benefit of $52.8 million and $42.4 million, respectively, of Internal Revenue Code Section 29 tax credits for non-conventional fuels. The increase in tax credits in the first six months of 1998 was primarily a result of higher tax credit-eligible production in the San Juan Basin, acquisitions of tax credit-eligible properties in the last three quarters of 1997 and the first quarter of 1998 and a favorable adjustment of $1.7 million in the first quarter of 1998 related to a 1997 tax credit rate adjustment.

LIQUIDITY AND CAPITAL RESOURCES.

     In the first half of 1998, cash flow from operations was $223.1 million, compared to $372.1 million for the same period in 1997. This decrease was due, in part, to lower commodity product prices and higher working capital requirements during the first half of 1998 as compared to the first half of 1997. In the first quarter 1997, the Company also received a one-time payment from ARCO of $59.4 million related to the monetization of certain tax credit carryforwards pursuant to an amendment of the Tax Sharing Agreement between the Company and ARCO.

     Net cash used in investing activities in 1998 was $316.6 million, an increase over the first half 1997, primarily as a result of an increased drilling program partially offset by the proceeds received in connection with the transaction that resulted in the creation of SCEM.

The following table summarizes the Company's capital investments for the comparative periods.

CAPITAL SPENDING SUMMARY

                                             For the Six
                                             Months Ended
                                                June 30,
                                            ---------------
 (Millions of dollars)                       1998     1997
                                            ------   ------
 Exploratory drilling...............        $101.3   $ 52.7
 Development drilling...............         159.9     91.7
 Property acquisitions..............          54.6     69.0
 Other additions....................          47.5     26.0
                                            ------   ------
  Total additions to property,
   plant and equipment..............         363.3    239.4
 Geological and geophysical.........          25.1     30.3
                                            ------   ------
    Total capital program..........         $388.4   $269.7
                                            ======   ======

     Exploratory and development drilling costs increased in the first six months of 1998 as compared to the first six months of 1997, primarily as the result of (i) increased drilling activity both in deepwater and on the Gulf of Mexico shelf and (ii) higher rates paid to drilling rig operators.

     Property acquisition costs in the first half of 1998 were lower as compared to the same period last year primarily as a result of lower undeveloped leasehold acquisitions. First quarter 1998 property acquisitions included approximately $36.1 million for the purchase of 22 tracts in the March 18, 1998, Outer Continental Shelf ("OCS") Central Gulf of Mexico Oil and Gas Lease Sale
169. During the first quarter of 1997, the Company spent approximately $58.0 million in the March 5, 1997, OCS Central Gulf of Mexico Oil and Gas Lease Sale 166.

     Cash flow provided by financing activities was $87.9 million in the first six months of 1998, which included a $98.8 million increase of long-term debt (net of debt repayments).

     In April 1998, Vastar issued $100 million of 6.00% Putable/Callable Notes due April 20, 2010, Putable/Callable April 20, 2000. The Notes were issued under the Indenture, dated as of January 1, 1995, as supplemented by the Supplemental Indenture, dated May 18, 1995, and as further supplemented by the Second Supplemental Indenture, dated April 16, 1998. The net proceeds of $99.9 million were used to pay down debt incurred under the Company's Commercial Paper Program. In addition, the Company sold its call option under the Notes to Union Bank of Switzerland, London branch, and received $2.5 million, which was also used to pay down debt incurred under the Company's Commercial Paper Program.

     The Company's ratio of earnings to fixed charges for the six months ended June 30, 1998 and 1997 was 2.6 and 6.1, respectively. This ratio was computed by dividing earnings by fixed charges. For this purpose, earnings include income before income taxes and fixed charges. Fixed charges include interest and amortization of debt expenses and the estimated interest component of rental expense.

     On August 4, 1998, the Company announced the execution of an agreement to acquire interests in 23 producing fields, approximately 40 undeveloped lease blocks and other assets as part of a three-company transaction involving Vastar, Atlantic Richfield Company ("ARCO") and Mobil Exploration & Producing U.S. Inc. ("Mobil"). The agreement provides for the purchase by Vastar of all of the outstanding shares of capital stock of Western Midway Company ("WMC"), a wholly owned subsidiary of ARCO, for approximately $170 million in cash, which the Company intends to initially fund through existing working capital and borrowings under the Company's Commercial Paper Program. WMC also has $300 million of existing long-term debt which will remain outstanding following the closing of the transaction. The purchase price is subject to adjustment at closing. The transaction is subject to a due diligence period during which the parties have certain rights to terminate the transaction. The effective date of the transaction is July 1, 1998, and closing is scheduled for October 30, 1998.

RISK MANAGEMENT AND MARKET-SENSITIVE INSTRUMENTS.

     The Company uses various financial instruments for non-trading purposes in the normal course of business to manage and reduce risks associated with price volatility, contractual commitments and other market variables associated with its natural gas and petroleum liquids production. These financial instruments have the effect of locking in for specified periods the prices the Company will receive for the volumes to which the financial instruments relate. As a result, while these arrangements are structured to reduce the Company's exposure to decreases in price associated with the hedged commodity, they can also limit the benefit the Company might otherwise have received from any price increases associated with the hedged commodity. Such risk management activities are generally accomplished pursuant to exchange-traded futures and over-the-counter options.

     The Company realized approximately $4.1 million and $18.2 million of pre-tax losses in the first six months of 1998 and 1997, respectively, as a result of these hedging transactions for natural gas and crude oil. Since these transactions were considered to be hedges on production, these losses were included in sales and other operating revenues and were reflected in the average sales price of the particular products.

     The following table summarizes the Company's open positions as of June 30, 1998, which are used to manage the Company's exposure to natural gas prices.

                        Remaining Contract   Average        Weighted
Financial Instrument        Time Period       Volume     Average Prices
--------------------    ------------------   ---------   --------------
Fixed Prices              July - Dec 1998    165 MMcfd       $ 2.14
Collars*                  July - Oct 1998     45 MMcfd    $2.17 - $2.62
Collar                    July - Sept 1998    50 MMcfd    $2.40 - $3.15
Puts Sold**               July - Sept 1998    50 MMcfd       $ 2.00
Collar                    Jan - Sept 1999    100 MMcfd    $2.35 - $3.00
Puts Sold                 Jan - Sept 1999    100 MMcfd       $ 2.05

------------
   * A "collar" is a financial instrument or a combination of financial instruments that establishes a floor that allows the Company to receive no less than an average stated price per Mcf and a ceiling that will not allow the Company to receive more than an average stated price per Mcf.

  ** A "put" is an option contract that gives the holder the right to sell the underlying security, such as a futures contract, at a specified price for a certain fixed period of time.


     As of June 30, 1998, the fair value (unrealized pre-tax loss or gain to the Company) for the hedged transactions for the remainder of 1998 would be a $12.3 million loss for natural gas. This loss calculation is based on forward price quotes from brokers and NYMEX forward prices as of June 30, 1998, which averaged $2.50 per Mcf for the balance of the year. There were no outstanding oil hedges as of June 30, 1998. The actual gains or losses realized by the Company from such hedges may vary significantly from the foregoing amounts due to the fluctuation of prices in the commodity markets. For example, a hypothetical ten percent increase in the forward price quotes would increase the unrealized loss for 1998 by approximately $7.7 million for natural gas. In order to calculate the hypothetical loss, the relevant parameters of the futures contracts are the type of commodity, the delivery price and the delivery location. Due to the short period before expiration, time value of money is ignored in the calculation. This analysis includes only the commodity derivative instrument and not the exposure related to the underlying commodity. Natural gas prices fluctuated between $1.99 per Mcf and $2.64 per Mcf (Henry Hub) and crude oil prices fluctuated between $11.58 per Bbl and $16.13 per Bbl (NYMEX-WTI-at-Cushing) during the second quarter of 1998.

     The Company has long-term contracts with certain cogeneration facilities which have an average remaining life of 12 years. These contracts cover an average of 74 MMcfd of the Company's natural gas production for the remainder of the year at an average price of $2.51 per Mcf.

     During the first half of 1998, the Company's long-term sales commitments did not exceed the total of proprietary production and other natural gas production controlled through call rights with third-party producers and marketing agreements with the Company's royalty owners.

     The Company's Commercial Paper Program is subject to interest rate risk. An increase in interest rates could increase interest expense. For example, a ten percent increase in the London Interbank Offered Rate (a benchmark pursuant to which the Company's interest rates may be set) would have increased interest expense by $0.7 million and $1.1 million for the second quarter and the first six months of 1998, respectively. Vastar may periodically elect to enter into interest rate swap agreements with the objective of managing interest rate risk.

     At June 30, 1998, Vastar had an outstanding interest rate swap covering $100 million related to the Company's Putable/Callable Notes. The swap effectively changed the fixed rate debt of 6.00 percent to a floating quarterly rate.

NEW ACCOUNTING STANDARD.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 1999. The Company has not yet completed its evaluation of the impact of the provisions of SFAS No. 133.



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

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     There have been no material developments with respect to the Company's legal proceedings as previously reported in the Company's Report on Form 10-K for the period ending December 31, 1997 and the Company's Report on Form 10-Q for the quarterly period ended March 31, 1998.

Item 4.   Submission of Matters to a Vote of Security Holders.

     The Company's Annual Meeting of Stockholders was held on May 20, 1998, in Houston, Texas. Stockholders voted on the election of nine directors for a one-year term expiring in 1999, the approval of the Company's Amended and Restated Executive Long-Term Incentive Plan and the appointment of independent accountants for the year 1998. The voting results on these matters were as follows:

     (a)  Election of Directors:

                                  Votes                               Broker
                                Received             Votes             Non-
     Nominee                      For              Withheld           Votes
--------------------           ----------          ---------       -----------
Jimmie D. Callison             88,173,773            10,765            -0-
Terry G. Dallas                88,012,928           171,610            -0-
Charles D. Davidson            88,018,853           165,685            -0-
Marie L. Knowles               88,012,233           172,305            -0-
Robert C. LeVine               88,174,033            10,505            -0-
William D. Schulte             88,174,033            10,505            -0-
Steven J. Shapiro              88,018,736           165,802            -0-
William E. Wade, Jr.           88,012,823           171,715            -0-
Michael E. Wiley               88,018,578           165,960            -0-

     (b) Approval of the Company's Amended and Restated Executive Long-Term Incentive Plan:

                      For:     88,072,950
                  Against:         67,114
               Abstaining:         44,474
          Broker Non-Vote:            -0-

     (c) Approval of Appointment of Coopers & Lybrand L.L.P. as independent auditors of the Company:

                      For:     88,156,901
                  Against:         16,009
               Abstaining:         11,628
          Broker Non-Vote:            -0-

Item 5.   Other Information.

NOTICE OF PROPOSAL DEADLINE DATE

     Rule 14a-8 promulgated under the Securities and Exchange Act of 1934, as amended, specifies what constitutes timely submissions for a stockholder proposal to be included in the Company's proxy statement for an annual or special meeting of stockholders. If a stockholder desires to bring business before an annual or special meeting which is not the subject of a proposal timely submitted for inclusion in the Company's proxy statement, the stockholder must follow the procedures outlined in the Company's Bylaws. Sections 4 b., 4 c., and 4 d. of the Company's By-laws provide as follows:

"b.  ANNUAL MEETINGS OF STOCKHOLDERS.

            (i) Nominations of persons for election to the Board of Directors and the proposal of business to be considered by the stockholders may be made at an annual meeting of stockholders (a) pursuant to the Company's notice of meeting, (b) by or at the direction of the Board of Directors or (c) by any stockholder of the Company who was a stockholder of record at the time of giving of notice provided for in this Section 4, who is entitled to vote at the meeting and who complies with the notice procedures set forth in this Section 4.

           (ii) For nominations or other business to be properly brought before an annual meeting by a stockholder pursuant to clause (c) of paragraph b. (i) of this Section 4, the stockholder must have given timely notice thereof in writing to the Secretary of the Company and such other business must otherwise be a proper matter for stockholder action. To be timely, a stockholder's notice shall be delivered to the Secretary at the principal executive offices of the Company not later than the close of business on the sixtieth (60th) day nor earlier than the close of business on the ninetieth (90th) day prior to the first anniversary of the preceding year's annual meeting (except in the case of the Company's first annual meeting, for which such notice shall be timely if delivered in the same time period as if such meeting were a special meeting); provided, however, that in the event that the date of the annual meeting is more than thirty (30) days before or more than sixty (60) days after such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the ninetieth (90th) day prior to such annual meeting and not later than the close of business on the later of the sixtieth (60th) day prior to such annual meeting or the close of business on the tenth (10th) day following the day on which public announcement of the date of such meeting is first made by the Company. Such stockholder's notice shall set forth (a) as to each person whom the stockholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the proposal is made; and (c) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (aa) the name and address of such stockholder, as they appear on the Company's books, and of such beneficial owner and (bb) the class, series and number of shares of Capital Stock of the Company that are held of record and owned by such stockholder and such beneficial owner.

          (iii) Notwithstanding anything in the second sentence of paragraph b.(ii) of this Article to the contrary, in the event that the number of directors to be elected to the Board of Directors of the Company is increased and there is no public announcement by the Company naming all of the nominees for director or specifying the size of the increased Board of Directors at least seventy (70) days prior to the first anniversary of the preceding year's annual meeting (or, if the annual meeting is held more than thirty (30) days before or sixty (60) days after such anniversary date, at least seventy (70) days prior to such annual meeting), a stockholder's notice required by this Section 4 shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary at the principal executive office of the Company not later than close of business on the tenth (10th) day following the day on which such public announcement is first made by the Company.

     c. Special Meetings of Stockholders. Only such business shall be conducted at a special meeting of stockholders as shall have been brought before the meeting pursuant to the Company's notice of meeting. Nominations of persons for election to the Board of Directors may be made at a special meeting of stockholders at which directors are to be elected pursuant to the Company's notice of meeting (i) by or at the direction of the Board of Directors or (ii) provided that the Board of Directors has determined that directors shall be elected at such meeting, by any stockholder of the Company who is a stockholder of record at the time of giving of notice of the special meeting, who shall be entitled to vote at the meeting and who complies with the notice procedures set forth in this Section 4. In the event the Company calls a special meeting of stockholders for the purpose of electing one or more directors to the Board of Directors, any such stockholder may nominate a person or persons (as the case may be), for election to such position(s) as specified in the Company's notice of meeting, if the stockholder's notice required by paragraph b.(ii) of this
Section 4 shall be delivered to the Secretary at the principal executive offices of the Company not earlier than the ninetieth (90th) day prior to such special meeting and not later than the close of business on the later of the sixtieth
(60th) day prior to such special meeting or the tenth (10th) day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting.

     d.   General.

            (i) Only such persons who are nominated in accordance with the procedures set forth in this Section 4 shall be eligible to serve as directors and only such business shall be conducted at a meeting of stockholders as shall have been brought before the meeting in accordance with the procedures set forth in this Section 4. Except as otherwise provided by law or these By-Laws, the chairman of the meeting shall have the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made or proposed, as the case may be, in accordance with the procedures set forth in this Section 4 and, if any proposed nomination or business is not in compliance herewith to declare that such defective proposal or nomination shall be disregarded.

           (ii) For purposes of this Section 4, "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Company with the Securities and Exchange Commission pursuant to Section 13, 14 or 15 (d) of the Exchange Act.

          (iii) Notwithstanding the foregoing provisions of this Section 4, a stockholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth herein. Nothing in this Section 4 shall be deemed to affect any rights
(i) of stockholders to request inclusion of proposals in the Company's proxy statement pursuant to Rule 14a-8 under the Exchange Act or (ii) of the holders of any class or series of Preferred Stock."

ANNOUNCEMENT OF AGREEMENT TO ACQUIRE PROPERTIES.

     On August 4, 1998, the Company announced the substantial expansion of its Gulf of Mexico shelf program through an agreement to acquire interests in 23 producing fields as part of a three-company transaction involving Vastar, Atlantic Richfield Company ("ARCO") and Mobil Exploration & Producing U.S. Inc. ("Mobil"). Vastar expects that, when the transaction closes, the acquisition will increase Vastar's reserves by approximately 11 percent and provide Vastar with substantial opportunities for future field exploitation and extension drilling.

     The 23 producing fields comprise 45 lease blocks and 93 platforms with 295 active wells, as well as interests in more than 40 undeveloped lease blocks, all in the central and western Gulf of Mexico. As of July 1, 1998, total proved reserves with respect to the properties to be acquired are estimated at 360 billion cubic feet equivalent. The Company estimates that net production from the acquired properties will average about 180 million cubic feet of natural gas equivalent per day during 1999. Also included are interests in pipelines, gathering lines and a shore base in Cameron, Louisiana.

     The agreement provides for the purchase by Vastar of all of the outstanding shares of capital stock of Western Midway Company ("WMC"), a wholly owned subsidiary of ARCO, for $170 million in cash. WMC also has $300 million of existing long-term debt which will remain outstanding following the closing of the transaction. The purchase price is subject to certain adjustments at closing.

     Upon closing, WMC's assets will consist of the interests in the properties described above, which will have been obtained by WMC from Mobil in an exchange for certain WMC properties in California. The transactions are subject to a due diligence period during which the parties have certain rights to terminate the transaction. The effective date of the transaction is July 1, 1998, and the closing is scheduled for October 30, 1998.

     About 60 percent of the production from the acquired properties is expected to be natural gas. The properties have yielded gross cumulative production of more than 9.0 trillion cubic feet of gas equivalent (Tcfe) and net production of more than 4.0 Tcfe.

     As a subsidiary of Vastar, WMC would conduct the Company's evaluation and exploitation programs on the properties during 1999 and beyond, and would serve as operator of about half of the properties acquired. Vastar also anticipates that it will sell several properties acquired in the transaction that have less of a strategic fit with the Company's existing Gulf portfolio.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information, matters discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations and in
Item 5 of this Form 10-Q are forward-looking statements that involve certain assumptions, risks and uncertainties. Actual results could differ materially based upon numerous factors, including: (i) the volatility and level of hydrocarbon commodity prices, (ii) production rates and reserve replacement,
(iii) reserve estimates, (iv) the legal and regulatory environment, (v) drilling and operating risks, (vi) competition, (vii) certain natural gas marketing matters and (viii) other assumptions, risks and uncertainties which are further detailed in the material on pages 9-11 in the Company's Report on Form
10-K for the year ended December 31, 1997.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.
             10 Amendment No. 1 to Credit Agreement, dated as of April 30, 1998, among Vastar, the Banks Parties thereto, the Co-Agents listed therein and Morgan Guaranty Trust Company of New York, as Agent
             12  Computation of Ratio of Earnings to Fixed Charges
           27.1  Financial Data Schedule for the Six Months Ending June 30, 1998
           27.2  Financial Data Schedule for 1997 - Restated Earnings Per
                 Share - Diluted per Statement of Financial Accounting Standards No. 128

     (b)  Reports on Form 8-K.

              No Current Reports on Form 8-K were filed during the quarter ended June 30, 1998 and through the date hereof.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VASTAR RESOURCES, INC.
                                         (Registrant)


Dated: August 6, 1998                 /s/ Joseph P. McCoy
                                  ------------------------------
                                        Joseph P. McCoy
                                  Vice President and Controller
                                  (Duly Authorized Officer and
                                  Principal Accounting Officer)

Exhibit Index

Exhibit No.     Description
-----------     ---------------------------------------------------------
10              Amendment No. 1 to Credit Agreement, dated as of April 30, 1998, among Vastar, the Banks Parties thereto, the Co-Agents listed therein and Morgan Guaranty Trust Company of New York, as Agent
12              Computation of Ratio of Earnings to Fixed Charges
27.1            Financial Data Schedule for the six months ending June 30, 1998
27.2            Financial Data Schedule for 1997 - Restated Earnings Per Share -
                Diluted per Statement of Financial Accounting Standard No. 128