Form 10-Q
period 1998-09-30
VASTAR RESOURCES INC
filed 1998-11-10
CIK 918252

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
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

                                (281) 584-6155
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                              __________________



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

  NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF SEPTEMBER 30, 1998: 97,368,590.

                        PART I.  FINANCIAL INFORMATION


                            VASTAR RESOURCES, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                       CONSOLIDATED STATEMENT OF INCOME



                                          For the Three         For the Nine
                                          Months Ended          Months Ended
                                          September 30,         September 30,
                                         ----------------      ----------------
(Millions of dollars,                      1998     1997         1998     1997
except per share amounts)                 -----    -----        -----    -----


REVENUES
Net sales and other operating
 revenues.............................   $206.6    $226.4    $643.2    $724.8
Earnings from equity affiliate........      5.3       0.4      15.9       0.4
Other revenues........................      5.4       5.0      30.3      20.1
                                         ------    ------    ------    ------
   Net revenues.......................    217.3     231.8     689.4     745.3
                                         ------    ------    ------    ------
EXPENSES
Operating expenses....................     39.6      41.6     113.2     110.5
Exploration expenses..................     35.3      37.5     167.7     134.4
Selling, general and administrative
 expenses.............................     12.6      15.5      38.8      46.7
Taxes other than income taxes.........     11.6      10.9      37.7      35.5
Depreciation, depletion and
 amortization.........................     82.3      69.1     225.6     212.8
Interest..............................     14.4      11.5      40.7      35.9
                                         ------    ------    ------    ------
   Total expenses.....................    195.8     186.1     623.7     575.8
                                         ------    ------    ------    ------
Income before income taxes............     21.5      45.7      65.7     169.5
Income tax benefit....................    (16.1)     (6.7)    (52.7)     (4.1)
                                         ------    ------    ------    ------
  Net income..........................   $ 37.6    $ 52.4    $118.4    $173.6
                                         ======    ======    ======    ======

Basic earnings per share..............   $ 0.39    $ 0.54    $ 1.22    $ 1.78
                                         ======    ======    ======    ======
Diluted earnings per share............   $ 0.38    $ 0.54    $ 1.21    $ 1.78
                                         ======    ======    ======    ======


Cash dividends paid per share
of common stock.......................   $0.075    $0.075    $0.225    $0.225
                                         ======    ======    ======    ======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             VASTAR RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)



                                                            September 30,   December 31,
                                                                1998            1997
                                                            -------------   ------------
(Millions of dollars)

ASSETS
Current assets:
 Cash and cash equivalents...............................        $   17.5       $   10.2
 Accounts receivable:
   Trade.................................................            73.5          132.5
   Related parties.......................................           141.4          111.6
 Inventories.............................................            10.6            9.9
 Prepaid expenses and other assets.......................            19.1           24.7
                                                                 --------       --------
   Total current assets..................................           262.1          288.9
Oil and gas properties and equipment, net................         1,799.2        1,591.4
Other long-term assets...................................            58.3           44.5
                                                                 --------       --------
    Total assets.........................................        $2,119.6       $1,924.8
                                                                 ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable:
   Trade.................................................        $  175.2       $  248.6
   Related parties.......................................             9.8           60.7
 Accrued liabilities.....................................            50.1           50.2
                                                                 --------       --------
    Total current liabilities............................           235.1          359.5

Long-term debt...........................................           867.2          672.1
Deferred liabilities and credits.........................           214.3          213.6
Deferred income taxes....................................           199.5          174.1

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.01 par value;  authorized, 110,000,000
 shares;  issued and outstanding, 97,368,590 shares
 as of September 30, 1998 and  97,304,127 shares as of
 December 31, 1997.......................................             1.0            1.0
Capital in excess of par value of stock..................           456.4          454.9
Accumulated earnings.....................................           146.1           49.6
                                                                 --------       --------
  Total stockholders' equity.............................           603.5          505.5
                                                                 --------       --------
     Total liabilities and stockholders' equity..........        $2,119.6       $1,924.8
                                                                 ========       ========




                 The accompanying notes are an integral part of
                   these consolidated financial statements.

                             VASTAR RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)




                                                          For the Nine Months Ended
                                                               September 30,
                                                          -------------------------
                                                                 1998       1997
(Millions of dollars)                                          -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................   $ 118.4    $ 173.6
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization..................     225.6      212.8
  Deferred income taxes.....................................      25.4       64.2
  Dry hole expense and undeveloped leasehold amortization...      99.6       63.8
  Earnings from equity affiliate............................     (15.9)      (0.4)
  Gain on asset sales.......................................     (21.0)     (13.7)
  Net change in accounts receivable, inventories
   and accounts payable.....................................     (95.8)      77.6
  Other.....................................................     (23.0)     (10.6)
                                                               -------    -------
Net cash provided by operating activities...................     313.3      567.3
                                                               -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties and equipment,
 including dry hole costs...................................    (528.4)    (407.8)
Proceeds from asset sales...................................      47.0       15.5
Other.......................................................       0.7      (19.2)
                                                               -------    -------
Net cash used in investing activities.......................    (480.7)    (411.5)
                                                               -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt issuance.......................     196.4      109.5
Repayments of long-term debt................................      (1.3)    (251.6)
Dividends paid..............................................     (21.9)     (21.9)
Other.......................................................       1.5        0.7
                                                               -------    -------
Net cash provided by (used in) financing activities.........     174.7     (163.3)
                                                               -------    -------

Net change in cash and cash equivalents.....................       7.3       (7.5)

Cash and cash equivalents at beginning of period............      10.2       21.9
                                                               -------    -------
Cash and cash equivalents at end of period..................   $  17.5    $  14.4
                                                               =======    =======





                 The accompanying notes are an integral part of
                   these consolidated financial statements.

                            VASTAR RESOURCES, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1.  INTRODUCTION.

        The foregoing information is unaudited and has been prepared from the records of Vastar Resources, Inc. ("Vastar" or the "Company"). In the opinion of management, the financial information reflects all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of the Company's financial position and results of operations in conformity with generally accepted accounting principles. Such statements are presented in accordance with the requirements of Regulation S-X, which does not require all disclosures normally required by generally accepted accounting principles or those normally required on Form 10-K. These interim financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 1997, and the Notes thereto contained in the Company's Form 10-K for the year ended December 31, 1997, and Form 10-Q for the quarters ended March 31 and June 30, 1998. Certain previously reported amounts have been restated to conform with classifications adopted in 1998.


NOTE 2.   NET SALES AND OTHER OPERATING REVENUES.


                                         For the Three        For the Nine
                                         Months Ended         Months Ended
                                         September 30,        September 30,
                                      -------------------   --------------------
(Millions of dollars)                   1998       1997        1998       1997
                                      --------   --------   --------   ---------

Sales and other operating revenues:
 Unrelated parties.................    $ 175.3    $ 693.7   $  587.6    $2,427.9
 Related parties (1)...............      199.9      110.8      607.2       244.6
                                       -------    -------   --------    --------
  Total............................      375.2      804.5    1,194.8     2,672.5


Less:
 Purchases (2).....................     (165.2)    (561.2)    (543.9)  (1,882.7)
 Delivery expense..................       (3.4)     (16.9)      (7.7)     (65.0)
                                       -------    -------   --------    --------
Net sales and
 other operating revenues..........    $ 206.6    $ 226.4   $  643.2    $  724.8
                                       =======    =======   ========    ========
-----------------
(1) The weighted average lifting and purchase cost per Mcfe associated with proprietary production and third-party purchased volumes multiplied by the related party sales volumes results in average costs of $175.8 million and $94.5 million for the three-month periods ended September 30, 1998 and 1997, respectively, and $513.2 million and $180.5 million for the nine-month periods ended September 30, 1998 and 1997, respectively.
(2) Includes purchases from related parties at a cost of $31.3 million and $6.6 million for the three-month periods ended September 30, 1998 and 1997, respectively, and $88.6 million and $14.6 million for the nine-month periods ended September 30, 1998 and 1997, respectively.

                             VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)


NOTE 3.  SOUTHERN COMPANY ENERGY MARKETING, L.P. ("SCEM").

        SCEM is a strategic marketing alliance created by the Company and Southern Energy, Inc., a Delaware corporation ("SEI"), formerly known as SEI Holdings, Inc. and a subsidiary of The Southern Company. Through its subsidiaries, Vastar currently holds a 40 percent interest in SCEM, and SEI, through its subsidiaries, currently holds a 60 percent interest. SCEM is primarily engaged in the business of trading and marketing natural gas, electricity and other energy-related commodities. SCEM provides energy and energy-related commodities, products and services to wholesale and retail customers in North America. Transactions with SCEM are conducted on the basis of normal commercial relationships at prevailing market prices.

        For the first five years of operation, Vastar is entitled to receive, subject to certain exceptions, minimum cash distributions from SCEM of $20 million for the year 1998, $20 million for the year 1999, $25 million for the year 2000, $30 million for the year 2001, and $30 million for the year 2002. As a result of the minimum earnings distribution exceeding the Company's ownership interest in SCEM's earnings for the nine-month period ended September 30, 1998, the Company is recognizing its accrued share of the 1998 minimum earnings level within the current period. For additional details regarding SCEM, refer to the Company's Report on Form 10-K for the year ended December 31, 1997.


NOTE 4.   EXPLORATION EXPENSES.

                                         For the Three      For the Nine
                                         Months Ended       Months Ended
                                         September 30,      September 30,
                                        ---------------   ----------------
(Millions of dollars)                    1998     1997     1998      1997
                                        ------   ------   -------   ------

Dry hole costs.......................    $ 8.2    $10.5    $ 73.3   $ 41.5
Geological and geophysical...........      4.6      7.2      29.7     37.5
Undeveloped leasehold amortization...      8.8      7.8      26.3     22.3
Staff................................     10.3      9.7      31.3     27.4
Lease rentals........................      3.4      2.3       7.1      5.7
                                         -----    -----    ------   ------
 Total...............................    $35.3    $37.5    $167.7   $134.4
                                         =====    =====    ======   ======

                             VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

NOTE 5.  EARNINGS PER SHARE.
                                                       For the Three
                                                       Months Ended
                                                       September 30,
                                                   ----------------------
                                                     1998         1997
                                                   ---------   ----------
Basic earnings per share:
Income available to common shareholders
  (millions of dollars)...........................   $  37.6      $  52.4
Average shares of common stock outstanding
  (thousands).....................................    97,359       97,276
Basic earnings per share..........................   $  0.39      $  0.54

Diluted earnings per share:
Income available to common shareholders
  (millions of dollars)...........................   $  37.6      $  52.4
Incremental shares assuming the exercise
 of stock options (thousands).....................       521          473
Average shares of common stock outstanding plus
 effect of dilutive securities (thousands)........    97,880       97,749
Diluted earnings per share........................   $  0.38      $  0.54


                                                         For the Nine
                                                         Months Ended
                                                         September 30,
                                                     ---------------------
                                                       1998        1997
                                                     ---------   ---------
Basic earnings per share:
Income available to common shareholders
  (millions of dollars)...........................     $ 118.4     $ 173.6
Average shares of common stock outstanding
  (thousands).....................................      97,336      97,266
Basic earnings per share..........................     $  1.22     $  1.78

Diluted earnings per share:
Income available to common shareholders
  (millions of dollars)...........................     $ 118.4     $ 173.6
Incremental shares assuming the exercise
 of stock options (thousands).....................         645         288
Average shares of common stock outstanding plus
 effect of dilutive securities (thousands)........      97,981      97,554
Diluted earnings per share........................     $  1.21     $  1.78

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

        In September 1996, the Company entered into a contract with Diamond Offshore Drilling Company ("Diamond") for the major upgrade and operation of a semisubmersible drilling rig, Ocean Victory, for a three-year deepwater drilling program in the Gulf of Mexico, which commenced in November 1997. Since November 1997, scheduled increases in the day rates and enhancements to the rig made by Diamond at the Company's request have resulted in higher remaining contract costs. This contract has a remaining life of 2.4 years and a remaining cost of $147.0 million before any reimbursement from partners or potential partners.

        In September 1998, the Company signed a letter of intent with R&B Falcon Drilling Co. for the operation of a semisubmersible, ultra-deepwater drilling rig, for a three-year deepwater drilling program in the Gulf of Mexico, which is scheduled to commence in 2001. This contract has an anticipated cost of approximately $220.0 million, before any reimbursement from partners or potential partners and operating cost escalations. Vastar has the option to extend the primary term of the contract through five one-year options.

        In connection with SCEM's marketing and risk activities, Vastar and SEI have agreed to guarantee certain obligations of SCEM. The total amount of the obligations to be guaranteed is set by the Board of Governors of SCEM. Vastar and SEI have agreed, subject to certain limitations, to indemnify each other for their respective pro rata share of any amount paid in connection with these guarantees. Each company's pro rata share is equal to their respective percentage ownership in SCEM at the time the guaranteed obligation is incurred. In addition, Vastar's obligation to indemnify SEI, in years ending prior to January 1, 2003, is limited, subject to certain limitations, to the amount Vastar receives from SCEM in excess of the minimum distributions for that year. Similarly, if Vastar does not receive its minimum distribution from SCEM in any year, SEI has agreed to indemnify Vastar, subject to certain limitations, for all amounts paid by Vastar under these guarantees for that year.

                             VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 6.  COMMITMENTS AND CONTINGENCIES (continued).

        The Company has significant credit risk exposure to SCEM and SEI. Neither SCEM nor SEI has yet obtained a credit rating from any nationally recognized statistical rating organization. The credit risk exposure consists of three principal items. First, SCEM has promised to make certain minimum distributions to Vastar during the first five years of SCEM's operations. SEI has guaranteed this obligation as well as the amounts that would become due to Vastar on the exercise of Vastar's option to sell its remaining interest on January 1, 2003. Second, SCEM is obligated to pay (and SEI has guaranteed payment for) gas purchased under the Gas Purchase and Sale Agreement between the Company and SCEM, pursuant to which Vastar has agreed to sell substantially all of its natural gas production to SCEM. Third, Vastar has been indemnified by SEI, with certain limitations, with respect to amounts which Vastar may be required to pay under guarantees which Vastar has provided to secure certain obligations of SCEM. If at December 31, 1998, SEI has not obtained and does not thereafter maintain in effect an investment grade rating, SEI has agreed to provide certain credit enhancements to secure the payment of SCEM's obligations under the Gas Purchase and Sale Agreement and the minimum distributions. For additional details regarding SCEM, refer to the Company's Report on Form 10-K for the year ended December 31, 1997.

        The Company has performed and continues to perform ongoing credit evaluations of its other customers and generally does not require collateral on its credit sales. Any amounts anticipated as uncollectible are charged to income and credited to a valuation account. The amounts included in the allowance for uncollectible accounts receivable at September 30, 1998 and 1997, were insignificant.


NOTE 7.  TAXES.

        The provision for taxes on income is comprised of the following:

                                For the Three       For the Nine
                                Months Ended        Months Ended
                                September 30,       September 30,
                              -----------------   -----------------
(Millions of dollars)          1998      1997      1998      1997
                              -------   -------   -------   -------
Federal:
 Current...................   $(34.1)    $ 0.6    $(78.6)   $(70.9)
 Deferred..................     17.5      (8.3)     24.5      63.2
                              ------     -----    ------    ------
  Total federal............    (16.6)     (7.7)    (54.1)     (7.7)
                              ------     -----    ------    ------

State:
 Current...................     (0.2)      1.1       0.5       2.6
 Deferred..................      0.7      (0.1)      0.9       1.0
                              ------     -----    ------    ------
Total state................      0.5       1.0       1.4       3.6
                              ------     -----    ------    ------
Total income tax benefit      $(16.1)    $(6.7)   $(52.7)   $ (4.1)
                              ======     =====    ======    ======

                             VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 7.  TAXES - (continued).

        A reconciliation of the income tax benefit with tax at the federal statutory rate for the specified period is as follows:

                                     For the Three       For the Nine
                                     Months Ended        Months Ended
                                     September 30,       September 30,
                                   -----------------   ------------------
(Millions of dollars)               1998      1997      1998       1997
                                   -------   -------   -------   --------

Income before taxes.............   $ 21.5    $ 45.7     $ 65.7     $169.5
                                   ======    ======     ======     ======
Tax at the statutory rate.......   $  7.5    $ 16.0     $ 23.0     $ 59.3
Increase (reduction) in taxes
 resulting from:
  State income taxes (net
   of federal effect)...........      0.3       0.6        0.9        2.3
  Tax credits and other.........    (23.9)    (23.3)     (76.6)     (65.7)
                                   ------    ------     ------     ------
 Income tax benefit ............   $(16.1)   $ (6.7)    $(52.7)    $ (4.1)
                                   ======    ======     ======     ======

        During the first quarter of 1997, ARCO and Vastar agreed to a second amendment to the Tax Sharing Agreement, effective January 1, 1997 (the "Second Amendment"). The Second Amendment removes certain limitations under the original agreement and generally allows Vastar to receive payment for all Internal Revenue Section 29 tax credits in the year generated provided ARCO is also able to utilize the credits in that year. In return, the Company agreed to a 3.25 percent reduction in the value of the Section 29 tax credits generated on or after January 1, 1997 from properties acquired by the Company before June 1, 1995. ARCO and Vastar also agreed to apply the same 3.25 percent reduction to the $61.4 million of Section 29 tax credits carried forward as of December 31, 1996, in exchange for immediate payment upon execution of the Second Amendment. Accordingly, Vastar received a payment from ARCO of $59.4 million on March 20, 1997. The federal tax provision for the nine months ended September 30, 1997, included a $59.4 million current tax benefit and a $61.4 million deferred tax expense related to the payment received by Vastar in the first quarter of 1997 with respect to the tax credit carry forward as of December 31, 1996.

        For further information on the Tax Sharing Agreement, refer to the Company's Report on Form 10-K for the year ended December 31, 1997.

                             VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 8. LONG-TERM DEBT.

 Long-term debt is comprised of the following:

                                         September 30,  December 31,
(Millions of dollars)                        1998          1997
                                            ------        ------

8.75% Notes, due 2005....................   $149.6        $149.4
6.95% Notes, due 2006....................     75.0          75.0
6.96% Notes, due 2007....................     75.0          75.0
6.39% Notes, due 2008....................     50.0           ---
6.00% Putable/Callable Notes, due 2010...    100.0           ---
Commercial Paper.........................    417.6         372.7
                                            ------        ------
Total....................................   $867.2        $672.1
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

        At September 30, 1998, Vastar had an outstanding interest swap covering $100 million related to the Putable/Callable Notes. The swap effectively changed the fixed rate debt of 6.00 percent to a floating quarterly rate of 5.69 percent for the three months ended September 30, 1998.


NOTE 9.  SUBSEQUENT EVENTS.

        On October 21, 1998, the Company declared a quarterly dividend of $0.075 per share of common stock, payable on December 1, 1998, to stockholders of record on November 6, 1998.

        On October 31, 1998, Vastar Resources, Inc. ("Vastar" or the "Company") purchased from Atlantic Richfield Company ("ARCO") 100 percent of the capital stock of Vastar Offshore, Inc. ("VOI"), formerly known as Western Midway Company and a wholly owned subsidiary of ARCO, for $470 million in cash and debt. The $470 million purchase price has been reduced by approximately $35 million as a result of post-closing adjustment items to date. These items include the operating cash flows attributable to VOI's properties from the July 1, 1998 effective date to the October 31, 1998 closing date. VOI's existing indebtedness of $300 million will remain outstanding. The $300 million indebtedness is due March 9, 2003, and is owed to ARCO. The remaining net purchase price of $135 million was financed through the issuance of the Company's commercial paper.
The transaction was consummated pursuant to a Stock Purchase Agreement, dated August 4, 1998, between Vastar and ARCO, as amended on August 12, 1998 and October 30, 1998.

        The assets of VOI include 23 producing fields comprised of 45 lease blocks and 93 platforms with 295 active wells, as well as interests in more than 40 undeveloped lease blocks, all in the central and western Gulf of Mexico. VOI also holds interests in pipelines, gathering lines and a shorebase in Cameron, Louisiana.

        The transaction was part of a three-company transaction involving Vastar, ARCO and Mobil Exploration & Producing U.S. Inc., as agent for Mobil Oil Exploration & Producing Southeast Inc. and Mobil Producing Texas & New Mexico Inc. ("Mobil"). Pursuant to this transaction, VOI, then a wholly owned subsidiary of ARCO, first exchanged certain California properties held by VOI for the assets described above which were held by Mobil. Then ARCO sold all of the capital stock of VOI to Vastar. For additional information regarding this transaction, refer to the Company's Report on Form 8-K dated October 31, 1998, filed with the SEC on November 9, 1998.

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

        Due to this change in accounting method for the gas marketing business, the pro forma statistical and financial results for the three and nine months ended September 30, 1997, are provided below to reflect the Company's results as if the equity method of accounting had been used during that time period. These pro forma financial and statistical results are provided for information only. They are based on historical information and do not reflect the actual results that would have occurred had the Venture been in existence during this time period.

RESULTS OF OPERATIONS.

Sales and production volumes and average price statistics for the specified periods are as follows:
                                                      For the Three              For the Nine
                                                      Months Ended               Months Ended
                                                      September 30,              September 30,
                                                -------------------------   -------------------------
                                                           Pro      As                 Pro      As
                                                          forma  Reported             forma  Reported
                                                  1998     1997    1997       1998     1997    1997
                                                ------   ------  --------   ------   ------  --------
Natural gas
 Sales (MMcfd)*..............................    1,380    1,280     2,649    1,358    1,209     3,026
 Production (MMcfd)..........................      977      888       888      940      881       881
 Average sales price (per Mcf)*..............   $ 1.85   $ 1.93    $ 2.13   $ 1.91   $ 2.04    $ 2.32
 Average wellhead price (per Mcf)............   $ 1.79   $ 1.86    $ 1.86   $ 1.88   $ 1.96    $ 1.96

Crude oil
 Sales (MBbld)*..............................    109.7    103.5     103.5    115.5    101.4     101.4
 Production (MBbld)..........................     32.8     33.6      33.6     34.6     34.4      34.4
 Average realized price (per Bbl)*...........   $13.11   $19.59    $19.59   $14.90   $21.24    $21.24

Natural gas liquids ("NGLs")
 Production (MBbld)..........................     12.0     16.0      16.0     14.0     16.8      16.8
 Average realized price (per Bbl)............   $ 8.38   $11.34    $11.34   $ 9.67   $12.95    $12.95

Total production (MMcfed)*...................    1,246    1,186     1,186    1,232    1,188     1,188

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

The following table sets forth the statement of income for the specified periods:

                                                   For the Three                     For the Nine
                                                    Months Ended                     Months Ended
                                                   September 30,                     September 30,
                                           ------------------------------    ------------------------------
                                                        Pro         As                   Pro         As
                                                       forma     Reported               forma      Reported
(Millions of dollars)                        1998       1997       1997       1998       1997        1997
                                           --------   --------   --------    -------   --------    --------
REVENUES
Natural gas
 Sales..................................    $ 234.7    $ 227.9    $ 519.2    $ 710.1    $ 673.5    $1,918.3
 Purchases..............................      (74.8)     (82.8)    (354.8)    (241.6)    (225.3)   (1,397.4)
 Delivery expense.......................       (2.2)      (0.5)     (14.7)      (2.8)      (0.8)      (53.2)
                                            -------    -------    -------     ------     ------    --------
   Net sales - natural gas                    157.7      144.6      149.7      465.7      447.4       467.7
                                            -------    -------    -------     ------     ------    --------
Crude oil
 Sales..................................      130.0      178.4      178.4      438.9      556.9       556.9
 Purchases..............................      (89.2)    (116.7)    (116.7)    (294.4)    (353.4)     (353.4)
 Delivery expense.......................       (1.3)      (1.2)      (1.2)      (3.8)      (4.2)       (4.2)
                                            -------    -------    -------     ------     ------    --------
   Net sales - crude oil................       39.5       60.5       60.5      140.7      199.3       199.3
                                            -------    -------    -------     ------     ------    --------
NGLs and other
 Sales..................................       10.5       18.4      106.9       45.8       70.9       197.3
 Purchases and other costs..............       (1.1)      (1.7)     (90.7)      (9.0)     (11.9)     (139.5)
                                            -------    -------    -------     ------     ------    --------
   Net sales -
     NGLs and other.....................        9.4       16.7       16.2       36.8       59.0        57.8
                                            -------    -------    -------     ------     ------    --------
  Net sales and other
    operating revenues..................      206.6      221.8      226.4      643.2      705.7       724.8
Earnings from equity affiliate..........        5.3        2.8        0.4       15.9       10.1         0.4
Other revenues..........................        5.4        5.0        5.0       30.3       20.1        20.1
                                            -------    -------    -------     ------     ------    --------
   Net revenues.........................      217.3      229.6      231.8      689.4      735.9       745.3
                                            -------    -------    -------     ------     ------    --------
EXPENSES
Operating expenses......................       39.6       41.6       41.6      113.2      110.5       110.5
Exploration expenses....................       35.3       37.5       37.5      167.7      134.4       134.4
Selling, general and
 administrative expenses................       12.6       13.4       15.5       38.8       37.6        46.7
Taxes other than income taxes...........       11.6       10.8       10.9       37.7       35.2        35.5
Depreciation, depletion and
 amortization...........................       82.3       69.1       69.1      225.6      212.8       212.8
Interest................................       14.4       11.5       11.5       40.7       35.9        35.9
                                            -------    -------    -------     ------     ------    --------
 Total expenses.........................      195.8      183.9      186.1      623.7      566.4       575.8
                                            -------    -------    -------     ------     ------    --------
Income before income taxes..............       21.5       45.7       45.7       65.7      169.5       169.5
Income tax benefit......................      (16.1)      (6.7)      (6.7)     (52.7)      (4.1)       (4.1)
                                            -------    -------    -------     ------     ------    --------
Net income..............................     $ 37.6    $  52.4    $  52.4     $118.4     $173.6    $  173.6
                                            =======    =======    =======     ======     ======    ========

THIRD QUARTER 1998 vs. PRO FORMA THIRD QUARTER 1997.

        For the purpose of this analysis, the third quarter 1998 results are being compared to the pro forma third quarter 1997 results.

        Net income for the third quarter of 1998 was $37.6 million, compared to $52.4 million for the third quarter of 1997. The 28 percent decrease in earnings was primarily the result of lower commodity prices for all products and increased depreciation, depletion and amortization expense, partially offset by increased natural gas production.

        Natural gas sales increased slightly to $234.7 million in the third quarter of 1998 as compared to the same period last year. The higher revenues were primarily the result of a ten percent increase in production available for sale, which was offset by slightly lower commodity prices. Natural gas purchases during the third quarter of 1998 decreased by ten percent from the same period last year primarily from a decrease in the average purchase price.

        Average natural gas wellhead prices for the third quarter of 1998 decreased seven cents per Mcf from the third quarter of 1997 to $1.79 per Mcf. The lower price realization was due to lower market prices, as reflected in the third quarter 1998 average price for Henry Hub of $2.00 per Mcf compared to $2.33 per Mcf in the third quarter of last year. The Company's decline in wellhead price was less than the market because (i) the Company experienced reduced basis differentials (effectively higher prices) in the third quarter of 1998 as compared to the same period last year for gas production from the San Juan Basin and (ii) smaller hedging losses in the third quarter of 1998 as compared to the same period last year. Hedging activity for the third quarter 1998 and the third quarter 1997 resulted in a $4.0 million gain and a $9.9 million loss, respectively.

        Third quarter 1998 average natural gas production increased by 89 MMcfd from the same period last year which resulted from increased gas production in more than a dozen offshore fields, including Mississippi Canyon 148, High Island 117 and Ship Shoal 126; and from several onshore fields, including the Ignacio Blanco-Fruitland fields in Colorado, the Deep Anadarko trend in Oklahoma and the Arkoma Basin in Arkansas. The increase in production was achieved despite the curtailments in the Gulf of Mexico during the third quarter due to hurricanes and tropical storms requiring the shut-down of production at selected fields at various times during the third quarter.

        Crude oil sales in the third quarter of 1998 decreased $48.4 million from the same period last year, primarily as a result of a significant decrease in crude oil sales prices. The lower price realization was due to a general market price decline as reflected in the third quarter of 1998 average price for NYMEX-WTI-at-Cushing of $13.84 per Bbl compared to $19.70 per Bbl in the third quarter of last year.

        Third quarter 1998 average crude oil production decreased slightly to
32.8 MBbld from third quarter 1997 levels. Volumes were impacted negatively by the storm-related shut-ins of production in the South Pass area, which produces a large percentage of the Company's crude and condensate.

        Net sales for natural gas liquids ("NGLs") and other products were down for the third quarter of 1998 as compared to the same period last year. The decrease was a result of a significant decrease in average NGLs realized prices and a decrease in NGLs production available for sale. Realized prices for NGLs were lower in the third quarter of 1998 as a result of depressed crude oil prices. Lower production primarily resulted from the selective decisions by the Company and other operators to bypass processing in favor of selling the wet gas stream due to the favorable natural gas price market.

        Depreciation, depletion and amortization expense for the third quarter of 1998 increased $13.2 million to $82.3 million. The increase was a result of
(i) higher depletion rates associated with the start-up of higher cost wells and
(ii) increased production rates.

        Interest expense for the third quarter of 1998 increased $2.9 million as compared to the same period last year. The increase is the result of higher average outstanding debt levels during the third quarter of 1998 as compared to the third quarter of 1997.

        The income tax benefit of $16.1 million in the third quarter of 1998 was greater than in the same period last year because of lower pre-tax earnings and slightly higher tax credits. The income tax benefit for the third quarter of 1998 and the third quarter of 1997 included the net benefit of $23.9 million and $23.6 million, respectively, of Internal Revenue Code Section 29 tax credits for non-conventional fuels.

NINE MONTHS ENDED SEPTEMBER 30, 1998 vs.
  NINE MONTHS PRO FORMA ENDED SEPTEMBER 30, 1997.

        For the purpose of this analysis, the first nine months of 1998 results are being compared to the pro forma first nine months of 1997 results.

        Net income for the first nine months of 1998 was $118.4 million, compared to $173.6 million for the same period last year. The 32 percent decrease in earnings was primarily the result of lower commodity prices and higher exploration expenses.

        Natural gas sales increased slightly to $710.1 million in the first nine months of 1998 as compared to the same period last year. The higher revenues were the result of a seven percent increase in production available for sale partially offset by a six percent decrease in average sales prices. Natural gas purchases during the first nine months of 1998 increased from the same period last year primarily as a result of higher purchased volumes, partially offset by lower purchased natural gas prices.

        Average natural gas wellhead prices for the first nine months of 1998 decreased eight cents per Mcf from the first nine months of 1997 to $1.88 per Mcf. The lower price realization was due to a general market price decline as reflected in the first nine months of 1998 average price for Henry Hub of $2.15 per Mcf compared to $2.47 per Mcf in the first nine months of last year. Partially offsetting this impact were: (i) smaller realized hedging losses and;
(ii) reduced basis differentials (effectively higher prices) for gas production from the San Juan Basin. Hedging losses included in the first nine months of 1998 and 1997 were $0.9 million and $28.1 million, respectively.

        The first nine months of 1998 average natural gas production increased by 59 MMcfd from the same period last year. This increase was primarily a result of exploitation efforts in the San Juan Basin, the High Island 117 and Ship Shoal 126 field start-ups and production increases at Mississippi Canyon 148. These increases more than offset natural field declines and storm related shut-ins.

        Crude oil sales in the first nine months of 1998 decreased $118.0 million from the same period last year, primarily as a result of significant decreases in crude oil sales prices. The lower price realization was due to a general market price decline as reflected in the first nine months of 1998 average price for NYMEX-WTI-at-Cushing of $15.40 per Bbl compared to $21.57 per Bbl in the first nine months of last year.

        The first nine months of 1998 average crude oil production increased slightly to 34.6 MBbld from the first nine months of 1997 levels primarily as a result of exploitation efforts at Eugene Island 175 and production increases at Ship Shoal 126 and West Cameron 66. These increases were partially offset by the shut-in of production at selected fields related to the hurricanes and tropical storms experienced during the third quarter of 1998.

        Net NGLs and other products were down for the first nine months of 1998 as compared to the same period last year. The decrease was a result of a 25 percent decrease in average NGLs realized prices and a decrease in NGLs production available for sale. Lower production primarily resulted from the selective decisions by the Company and other operators to bypass processing in favor of selling the wet gas stream due to the favorable natural gas price market.

NINE MONTHS ENDED SEPTEMBER 30, 1998 vs.
  NINE MONTHS PRO FORMA ENDED SEPTEMBER 30, 1997 -  continued.

        Other revenues increased during the first nine months of 1998 as compared to the same period last year primarily as a result of the $17.7 million pre-tax gain associated with the $40.0 million payment received in the formation of SCEM.

        Exploration expenses for the first nine months of 1998 increased $33.3 million as compared to the same period last year. The increase in costs was primarily a result of higher dry hole costs. Dry hole expenses were $73.3 million in the first nine months of 1998 as compared to $41.5 million in the same period last year. The increase in dry hole costs is primarily a result of higher drilling costs and increased drilling activity which resulted in more wells being decisioned in the first nine months of 1998 as compared to the first nine months of 1997.

        Interest expense for the first nine months of 1998 increased
$4.8 million as compared to the same period last year. The increase is the result of higher average outstanding debt levels during the first nine months of 1998 as compared to the first nine months of 1997.

        The income tax benefit of $52.7 million in the first nine months of 1998 was greater than the same period last year because of lower pre-tax earnings and higher tax credits. The income tax benefit for the first nine months of 1998 and the first nine months of 1997 included the net benefit of $76.7 million and $66.1 million, respectively, of Internal Revenue Code Section 29 tax credits for non-conventional fuels. The increase in tax credits in the first nine months of 1998 was primarily a result of higher tax credit-eligible production in the San Juan Basin.

LIQUIDITY AND CAPITAL RESOURCES.

        In the first nine months of 1998, cash flow from operations was $313.3 million, compared to $567.3 million for the same period in 1997. This decrease was due, in part, to lower commodity product prices and higher working capital requirements during the first nine months of 1998 as compared to the same period last year. In the first quarter of 1997, the Company also received a one-time payment from ARCO of $59.4 million related to the monetization of certain tax credit carry forwards pursuant to an amendment of the Tax Sharing Agreement between the Company and ARCO.

        Net cash used in investing activities in 1998 was $480.7 million, an increase of $69.2 million over the first nine months of 1997, primarily as a result of an increased drilling program partially offset by the proceeds received in connection with the transaction that resulted in the formation of SCEM.

The following table summarizes the Company's capital investments for the comparative periods.

CAPITAL SPENDING SUMMARY
                                             For the Nine
                                             Months Ended
                                             September 30,
                                           -----------------
 (Millions of dollars)                       1998      1997
                                            ------    ------
 Exploratory drilling...................    $138.8    $ 88.3
 Development drilling...................     247.1     166.2
 Property acquisitions..................      70.1      99.9
 Other additions........................      72.4      53.4
                                            ------    ------
  Total additions to property,
   plant and equipment..................     528.4     407.8
 Geological and geophysical.............      29.7      37.5
                                            ------    ------
    Total capital program...............    $558.1    $445.3
                                            ======    ======

        Exploratory and development drilling costs increased in the first nine months of 1998 as compared to the first nine months of 1997 primarily as the result of (i) increased drilling activity both in deepwater and on the Gulf of Mexico shelf and (ii) higher rig rates paid to rig operators. To date, in the fourth quarter the Company has experienced lower rig rates as compared to the first nine months of 1998.

        Cash flow provided by financing activities was $174.7 million in the first nine months of 1998, which included a $195.1 million increase of long-term debt (net of payments) necessary to fund the current capital program.

        The Company's ratio of earnings to fixed charges for the nine months ended September 30, 1998 and 1997 was 2.5 and 5.7, respectively. This ratio is computed by dividing earnings by fixed charges. For this purpose, earnings include income before income taxes and fixed charges. Fixed charges include interest and amortization of debt expenses and the estimated interest component of rental expense.

RISK MANAGEMENT AND MARKET-SENSITIVE INSTRUMENTS.

        The Company uses various financial instruments for non-trading purposes in the normal course of business to manage and reduce risks associated with price volatility, contractual commitments and other market variables associated with its natural gas and petroleum liquids production. These financial instruments have the effect of locking in the prices during specified periods which the Company will receive for the volumes to which the financial instruments relate. As a result, while these arrangements are structured to reduce the Company's exposure to decreases in price associated with the hedged commodity, they can also limit the benefit the Company might otherwise have received from any price increases associated with the hedged commodity. Such risk management activities are generally accomplished pursuant to exchange-traded futures and over-the-counter options.


        The Company realized approximately a $4.0 million pre-tax gain and $9.9 million pre-tax loss in the third quarter of 1998 and 1997, respectively, and a $0.1 million and $28.1 million of pre-tax losses in the first nine months of 1998 and 1997, respectively, as a result of hedging transactions for natural gas and crude oil.

The following table summarizes the Company's open positions as of September 30, 1998, which the Company uses to manage its exposure to fluctuations in natural gas prices.

                          Remaining Contract    Average       Weighted
Financial Instrument        Time Period         Volume     Average Prices
--------------------      ------------------   ---------   --------------
Fixed Prices              Oct - Dec 1998       150 MMcfd    $        2.07
Collar*                   Oct 1998              30 MMcfd    $1.95 - $2.21
Collars                   Oct - Dec 1998       136 MMcfd    $2.28 - $2.82
Puts Sold**               Oct - Dec 1998       136 MMcfd    $        1.92
Call Sold***              Oct - Dec 1998        50 MMcfd    $        2.65
Collars                   Jan - Sept 1999      183 MMcfd    $2.30 - $2.91
Puts Sold                 Jan - Sept 1999      183 MMcfd    $        1.97
Calls Sold                Jan - June 1999      100 MMCfd    $        2.78

------------
   * A "collar" is a financial instrument or a combination of financial instruments which establishes (i) a floor that allows the Company to receive no less than an average stated price per Mcf and (ii) a ceiling that will limit the Company to receive no more than an average stated price per Mcf.
  ** A "put" is an option contract that gives the holder the right but not the obligation to sell the underlying security, such as a futures contract, at a specified price for a certain fixed period of time.
 *** A "call" is an option contract that gives the holder the right but not the obligation to buy the underlying security, such as a futures contract, at a specified price for a certain fixed period of time.


        As of September 30, 1998, the fair value (unrealized pre-tax loss or gain to the Company) for the hedged natural gas transactions for the remainder of 1998 and all of 1999 would be a $2.4 million loss. This loss calculation is based on forward price quotes from brokers and NYMEX forward prices as of September 30, 1998, which averaged $2.38 per Mcf for the balance of 1998 and $2.31 per Mcf for 1999. The Company had no outstanding oil hedge positions as of September 30, 1998. The actual gains or losses realized by the Company from such hedge transactions may vary significantly from the foregoing amounts due to the fluctuation of prices in the commodity markets. For example, a hypothetical ten percent increase in the forward price quotes would increase the unrealized loss for 1998 and 1999 by approximately $6.8 million for natural gas. In order to calculate the hypothetical loss, the relevant parameters of the futures contracts are the type of commodity, the delivery price and the delivery location; due to the short period before expiration, time value of money is ignored in the calculation. This analysis only includes the commodity derivative instrument and not the exposure related to the underlying commodity itself. Natural gas prices fluctuated between $1.60 per Mcf and $2.47 per Mcf (Henry
Hub) and crude oil prices fluctuated between $12.73 per Bbl and $16.13 per Bbl (NYMEX-WTI-at-Cushing) during the third quarter of 1998.

        The Company has long-term contracts with certain cogeneration facilities which have an average remaining life of 12 years. These contracts cover an average of 77 MMcfd of the Company's natural gas production for the remainder of the year at an average price of $2.51 per Mcf.

        During the first nine months of 1998, the Company's long-term sales commitments did not exceed the total of proprietary production and other natural gas production controlled through call rights with third-party producers and marketing agreements with the Company's royalty owners.

        The Company's Commercial Paper Program is subject to interest rate risk. An increase in interest rates would increase interest expense at current borrowing levels. For example, a ten percent increase in the London Interbank Offered Rate (a benchmark pursuant to which the Company's interest rates may be set) would have increased interest expense by $0.6 million and $1.7 million for the third quarter and the first nine months of 1998, respectively.

        At September 30, 1998, Vastar had an outstanding interest rate swap covering $100 million related to the Putable/Callable Notes. The swap effectively changed the fixed rate debt of 6.00 percent to a floating quarterly rate.


IMPACT OF THE YEAR 2000 ISSUE.

        The Year 2000 issue is the result of computer programs written and computer chips programmed using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software as well as anything with a computer chip may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing operational disruptions.

        The Company is utilizing both internal and external resources to research, reprogram, replace and test for Year 2000 readiness. The Company plans to complete the Year 2000 readiness program for most critical systems no later than December 31, 1999. The total cost of the Year 2000 project (i) is currently estimated at between $3 million and $4 million, (ii) is being funded through operating cash flows and (iii) will be expensed as incurred over the next two years. To date, the Company has incurred and expensed approximately $1.5 million related to the assessment of its Year 2000 project and the development and implementation of its remediation plan.

The Company's State of Readiness

        The Company's program for addressing the Year 2000 issue is divided into six steps: Inventory, Investigation, Assessment of Potential Year 2000 Impact, Testing and Validation, Repair and Replacement and Process Completion.

     Inventory

        The Company has a program to identify all items that might be affected by the Year 2000 issue. The inventory included items from both information technology ("IT") and non-IT systems such as computer hardware and software, data, telecommunications, building and office equipment, automation and measurement devices, files and forms. The inventory identified items developed by (i) the Company and its affiliates, through their respective employees and contractors and (ii) third parties. The inventory covered all areas of the Company's operations including accounting, drilling, engineering, exploration, facilities, land, legal, payroll, production, and safety health and environmental.

        The Company prioritized the inventoried items into four areas based on an assessment of the anticipated risks to the Company in the event of a delay or failure of the item caused by a Year 2000 problem:

  (i) High Priority - Items which if they were to become inoperable or uncontrollable would present an unreasonable risk of (a) loss of life, (b) loss of revenue or (c) impact to the environment;

  (ii) Medium Priority - Items which are important or convenient to the operation of the Company's business but as to which the Company has available alternatives or has determined that a material adverse effect on the financial condition or results of operation of the Company would not result if such items become inoperable or uncontrollable.

  (iii) Low Priority - Items which are used in the Company's business but not necessary for the successful operation of the Company; and

  (iv) De-install - Items expected to be discontinued or replaced prior to January 1, 2000.

        Within each category the Company then determined which of the items were developed in-house by the Company, by Company affiliates such as Atlantic Richfield Company or by third parties. The inventory has been substantially completed. However, efforts will continue with respect to newly acquired items and user-developed items.

  Investigation

        The Company investigates each item for possible Year 2000 readiness claims. Code reviews, peer reviews, vendor contact, internet research, industry forums, self audits, and other activities all provide evidence as to the Year 2000 readiness claim of the item. The investigation has also been substantially completed. However, the Company will continue to monitor existing claims as well as address Year 2000 readiness with respect to the newly acquired items.

  Assessment of Potential Year 2000 Impact

        An assessment of the item, its usage, risk, priority, evidence gathered, and other factors help determine future actions by the Company. Some items may be accepted as Year 2000 ready, others may warrant additional testing or validation, while others may need repair, upgrades, or replacement.

  Testing and Validation

        For items with high priority, less convincing evidence to support a Year 2000 readiness claim or otherwise raising concerns regarding Year 2000 readiness, the Company performs additional testing to validate previous claims of readiness.

  Repair and Replacement

        For those items with known issues, the Company ensures Year 2000 readiness with respect to each item to the extent possible. Activities include, but are not limited to, rewriting internally developed software, implementing hardware and software upgrades from third parties, replacing or upgrading embedded chip devices, and monitoring the progress of Company affiliates' remediation of shared systems.

  Process Completion

        The above-described process is well under way and the Company has made significant progress. Using an average phase completion method of estimation, the Company estimates 70 percent of the high priority items to be complete with an expected completion date of July 1, 1999. With respect to medium and low priority items, the Company estimates these items to be 80 percent and 70 percent complete, respectively. These activities may not be completed by January 1, 2000, but the Company believes that the failure of such items to be Year 2000 ready will not have a material adverse effect on the financial condition or results of operations of the Company.

Supply Chain Analysis

        In addition to assessing its own systems which may be affected by the Year 2000 issue, the Company has also sought to determine if it will be affected by Year 2000 issues affecting third parties with which the Company has a material relationship. These parties include, but are not limited to, customers, natural gas pipelines, vendors, co-owners, partners, joint ventures and operators of oil and gas properties in which the Company owns an interest, as well as general suppliers, telecommunications providers, transportation providers, emergency response providers and utilities. The Company has requested by letter a detailed explanation of the Year 2000 issues affecting such third parties and will be doing further due diligence as may be warranted to determine whether the issues are being handled in a timely and expedient manner. This analysis is estimated to be 40 percent complete with an expected final completion date of March 1, 1999.

Contingency

        As part of the Year 2000 readiness program, individual contingency plans have been set in place for high priority items. These contingency plans include identifying and ensuring the Year 2000 readiness of alternative technologies and in some cases a plan for reversion to manual operation. However, the Company realizes the need to address contingency plans at the enterprise level. The Company is in the process of developing contingency plans to handle the most reasonably likely worst case scenarios caused by an interrelated failure of key components or widespread outages of key services. The Company has not completed its enterprise wide contingency plan but expects to complete it by August 1, 1999.


Conclusion

        The difficulty with predicting the impact to the Company of Year 2000 failures stems from the interdependence between the Company and the various third parties on which the Company relies. As a result of the general uncertainty inherent in the Year 2000 problem, the Company is unable to determine at this time whether the consequences of Year 2000 failures would have a material impact on the Company's results of operations or financial condition. Completion of the Company's Year 2000 readiness program as scheduled is expected to reduce the possibility of significant interruptions of normal operations.

Safe Harbor Cautionary Statement

        Vastar desires to take advantage of the "safe harbor" provisions contained in Section 27A of the Securities Act of 1933, as amended (the "1933 Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"), and is including this statement herein in order to do so.

        The discussion above contains forward looking statements. Readers are cautioned that these statements are based upon certain assumptions, including, but not limited to, assumptions as to the availability of trained personnel and the ability to timely locate all relevant Year 2000 issues which might affect the Company and the assumption that representations by third parties are correct. The Company also assumes that the Company's repair and replacement programs will be timely completed and that certain vendors and contractors will timely perform as promised. Actual results could differ materially if the Company's assumptions are incorrect. Due to the general uncertainty as to the Year 2000 readiness of third parties and the interconnection of business, the Company cannot ensure its ability to resolve its Year 2000 problems in a timely and cost effective manner. The failure to properly address all of the Company's Year 2000 readiness issues could have a material adverse affect on the Company's operations and business or expose it to third-party liability.

NEW ACCOUNTING STANDARDS.


        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. This statement is effective for financial statements for fiscal years beginning after June 15, 1999. The Company has not yet completed its evaluation of the impact of the provisions of SFAS No. 133.

        In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. The Company has not yet completed evaluating the impact of the provisions of SOP 98-1.

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

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

        There have been no material developments with respect to the Company's legal proceedings as previously reported in the Company's Report on Form 10-K for the period ending December 31, 1997 and the Company's Reports on Form 10-Q for the quarterly periods ended June 30 and March 31, 1998.


Item 6.  Exhibits and Reports on Form 8-K.

        (a)
                12      Computation of Earnings to Fixed Charges
                27      Financial Data Schedule as of nine months ending
                        September 30, 1998


        (b)  Reports on Form 8-K.

             The following current report on Form 8-K was filed during the quarter ended September 30, 1998 and through the date hereof.

              Date of Report       Item Nos.          Financial Statements
              --------------       ---------          --------------------
             October 31, 1998       2 and 7       (i)  Statements of Combined
                                                       Revenues and Direct
                                                       Operating Revenues,
                                                       relating to certain
                                                       oil and gas assets
                                                       from certain subsidiaries
                                                       of Mobil Oil Corporation

                                                  (ii) Pro Forma Combined
                                                       Financial Statements

                                   SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            VASTAR RESOURCES, INC.
                                               (Registrant)

Dated: November 10, 1998                          /s/ Joseph P. McCoy
                                       ------------------------------
                                             Joseph P. McCoy
                                       Vice President and Controller
                                       (Duly Authorized Officer and
                                       Principal Accounting Officer)

Exhibit Index


Exhibit No.      Description
-----------      ---------------------------------------------------------

   12            Computation of Ratio of Earnings to Fixed Charges
   27            Financial Data Schedule for the nine months ending
                 September 30, 1998