Form 10-K
period 1998-12-31
VASTAR RESOURCES INC
filed 1999-03-04
CIK 918252

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                      1998
                                   FORM 10-K

                               ----------------

                                   (Mark One)
           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

                                 (281) 584-6155
              (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

            Title of Each Class             Name of Each Exchange on Which Registered
            -------------------             -----------------------------------------
  Common Stock, Par Value $.01 Per Share             New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the registrant's voting stock held by non-affiliates on February 26, 1999, based on the closing price on the New York Stock Exchange composite tape on that date of $38 1/2, was $669,667,999.

   As of February 26, 1999, there were 97,403,340 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive proxy statement for the 1999 Annual Meeting of Stockholders to be held on May 19, 1999, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

  Item                                                                    Page
  ----                                                                    ----
                                  PART I
  1.
 and 2. Business and Properties.........................................    1
        General Development of Business.................................    1
        Producing Properties and Exploitation Assets....................    1
        Exploration.....................................................    4
        Historical Results..............................................    5
        Reserve Replacement.............................................    6
        Proved Reserves.................................................    6
        Marketing.......................................................    7
        Risk Management.................................................    8
        Seasonality.....................................................    8
        Regulation......................................................    8
        Section 29 Tax Credits..........................................    9
        Human Resources.................................................    9
        Safe Harbor Cautionary Statement................................   10
  3.    Legal Proceedings...............................................   13
  4.    Submission of Matters to a Vote of Security Holders.............   13
        Executive Officers of the Registrant............................   14

                                 PART II
  5.    Market for Registrant's Common Equity and Related Stockholder
         Matters........................................................  16

  Item                                                                     Page
  ----                                                                     ----
  6.    Selected Financial Data.........................................    16
  7.    Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    17
  7A.   Quantitative and Qualitative Disclosures About Market Risk......    27
  8.    Financial Statements and Supplementary Data.....................    28
  9.    Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure...........................................    56

                                 PART III
 10.    Directors and Executive Officers of the Registrant..............    57
 11.    Executive Compensation..........................................    57
 12.    Security Ownership of Certain Beneficial Owners and Management..    57
 13.    Certain Relationships and Related Transactions..................    57
                                 PART IV
 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-
         K..............................................................    58

                                     PART I
Items 1. and 2. Business and Properties.

General Development of Business

   Vastar Resources, Inc. was incorporated in Delaware in September 1993. We are one of the leading independent oil and gas (non-integrated) exploration and production companies in the United States. Our exploration and production operations are concentrated in four premier producing regions of the United States--the Gulf of Mexico, Gulf Coast, San Juan Basin and Mid-Continent. We market most of our natural gas nationwide through Southern Company Energy Marketing L.P., a limited partnership in which we currently own a 40 percent interest. We directly market our crude oil and natural gas liquids nationwide.

   We primarily draw from an inventory of internally generated prospects to find and develop oil and gas reserves using, where appropriate, cost-effective advances in technology to reduce the risks associated with gas and oil exploration and development. As of December 31, 1998, our proved reserves were approximately 3,700 Bcfe*. Of this amount approximately 70 percent are gas reserves and 30 percent are liquids* reserves. Our 1998 capital spending was $1,133 million. We operate our business and report all our operations as one business segment.

   ARCO (Atlantic Richfield Company) owns 80,000,001 shares, or 82.1 percent, of our outstanding Common Stock. For more information about the relationship between Vastar and ARCO, including potential conflicts of interest, see Item 8,
Note 5 of the Notes to Consolidated Financial Statements and Item 13 in this Form 10-K.

Producing Properties and Exploitation Assets

   Our principal onshore producing areas are the Gulf Coast region (south Texas, southeast Texas and south Louisiana), the San Juan/Rockies region (northwest New Mexico, southwest Colorado and Wyoming) and the Mid-Continent region (northeast Texas, Oklahoma, northern Louisiana, Arkansas and Kansas). Offshore, our production is located in the Gulf of Mexico. The following table shows our gas and liquids reserves as of December 31, 1998, and our average production during 1998 for each of our principal producing areas:

                                December 31, 1998
                                 Proved Reserves       Average 1998 Production
                              ---------------------- ---------------------------
                               Gas   Liquids  Total    Gas    Liquids    Total
                              (Bcf*) (MMBbl*) (Bcfe) (MMcfd*) (MBbld*) (MMcfed*)
                              ------ -------- ------ -------- -------- ---------
Gulf of Mexico...............   863   132.7   1,659    393      35.6       607
Gulf Coast...................   186    32.4     380     80       7.7       126
San Juan/Rockies.............   775     2.1     788    300       0.5       303
Mid-Continent................   766    17.8     873    215       6.3       253
                              -----   -----   -----    ---      ----     -----
  Total...................... 2,590   185.0   3,700    988      50.1     1,289

--------
  * As generally used in the oil and gas business and in this Form 10-K, the following terms have the following meanings:

Boe = barrel of oil        MMBbl = million barrels    MMcfd = million cubic
equivalent                 MBbld = thousand barrels   feet per day
Bbl = barrel               per day                    Mcfe = thousand cubic
Bcf = billion cubic feet   MMBtu = million British           feet equivalent
Bcfd = billion cubic       thermal units              MMcfe = million cubic
feet per day               Mcf = thousand cubic feet         feet equivalent
Bcfe = billion cubic       MMcf = million cubic feet  MMcfed = million cubic
feet equivalent            Mcfd = thousand cubic feet        feet equivalent
BTU = British thermal      per day                           per day
unit
MBbl = thousand barrels

   When we refer to oil and gas in "equivalents," we are doing so to compare quantities of oil with quantities of gas or to express these different commodities in a common unit. In calculating Mcf and Bbl equivalents, we use a generally recognized standard in which one Bbl is equal to six Mcf. When we use the word "liquids" in this document we are referring to crude oil, condensate and natural gas liquid products.

   The following table shows our natural gas and liquids production for each of the years ended December 31, 1998, 1997 and 1996:

                                                         Year Ended December 31,
                                                         -----------------------
                                                          1998    1997    1996
                                                         ------- ------- -------
Natural Gas Production (MMcfd)
  Gulf of Mexico........................................     393     334     337
  Gulf Coast............................................      80      81      95
  San Juan/Rockies......................................     300     269     240
  Mid-Continent.........................................     215     198     200
                                                         ------- ------- -------
    Total...............................................     988     882     872
Liquids Production (MBbld)..............................    50.1    50.7    48.8
Total Production (MMcfed)...............................   1,289   1,186   1,165

   Our average prices for natural gas, crude oil and natural gas liquids and our average costs per unit for each of the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                          Year Ended December
                                                                  31,
                                                          --------------------
                                                           1998   1997   1996
                                                          ------ ------ ------
Average sales price per Mcf of natural gas............... $ 1.89 $ 2.38 $ 2.34
Average wellhead price per Mcf of natural gas............ $ 1.85 $ 2.03 $ 1.81
Average realized price per Bbl of crude oil.............. $14.47 $20.93 $21.49
Average realized price per Bbl of natural gas liquids.... $ 9.40 $13.24 $15.01
Average production cost per Mcfe(/1/).................... $ 0.46 $ 0.47 $ 0.42
Average selling, general and administrative expenses per
 Mcfe.................................................... $ 0.11 $ 0.15 $ 0.14

--------
(1) Includes operating expenses and taxes other than income taxes.

   We calculate our average sales price per Mcf of natural gas by dividing our total annual natural gas sales revenue by our total annual natural gas sales volume. Our average wellhead price per Mcf of natural gas is determined by dividing (i) our total annual natural gas sales revenues, less the cost of the natural gas we purchased(/2/), the expenses we incurred in transporting our natural gas to the sales delivery point and the margins we generated from our natural gas marketing activities, by (ii) our total annual natural gas production volume. Vastar's average realized price per barrel of crude oil and natural gas liquids is determined by dividing (i) our total annual sales revenue for each commodity product, less the cost of the volumes of that commodity we purchased and the expenses we incurred in transporting those volumes to the sales delivery point, by (ii) our total annual production volume for that commodity.

 Gulf of Mexico

   In general, properties in the Gulf of Mexico have high production rates, and reserves deplete more rapidly than onshore properties. The Gulf of Mexico is divided into two general areas, the shelf and deepwater. Deepwater is defined as water deeper than 1,000 feet. We have reserves in both the shelf and the deepwater. To date our production has come from the shelf. Our first deepwater reserves were discovered in 1998 on the King Prospect (Mississippi Canyon 764), in which we own a 50 percent gross working interest(/3/). Work is currently underway to develop these reserves. We expect production by mid-2000 at a rate determined by platform capacity.
--------
(2) These purchase costs do not include the cost of natural gas purchased from third parties for processing at our natural gas processing plants. We purchased an average of 27 MMcfd of natural gas for processing for an average of $1.85 per Mcf.
(3) A working interest owner has the right to exploit the minerals on the land and is entitled to most of the production (often 7/8ths onshore and 5/6ths offshore), subject to all costs of exploration, development and production.

   In October 1998, we acquired interests in an additional 23 producing fields on the Gulf of Mexico shelf through a three-company transaction involving Vastar, ARCO and Mobil Exploration & Producing U.S. Inc. The net purchase price, comprised of cash and the assumption of debt, was approximately $437.0 million (after certain post-closing adjustments). We acquired interests in 93 platforms with 295 active wells and interests in over 80 lease blocks in the central and western Gulf of Mexico. We also acquired interests in pipelines, gathering lines and a shorebase in Cameron, Louisiana. In this three-way transaction, we purchased all of the stock of Vastar Offshore, Inc. from ARCO. Simultaneously with this purchase, Vastar Offshore traded properties it owned in California for the Gulf of Mexico properties referred to above. Vastar Offshore was formerly named Western Midway Company when it was a subsidiary of ARCO.

   In total, our current production portfolio in the Gulf of Mexico includes 37 key fields we operate and 23 fields that others operate. Generally, the operator of an oil and gas property is entitled to make decisions for itself and any co-owners regarding the development, operation and maintenance of the property. A joint operating agreement that defines the operator's responsibilities usually governs operation of a property with more than one owner.

   Our Gulf of Mexico assets also include ownership interests in four gas processing plants, which process gas produced primarily in the Gulf of Mexico. Our assets in the Gulf of Mexico represented 45 percent of our total reserves as of December 31, 1998. Approximately 82 percent of our total 1998 capital program was invested in this region.

 Gulf Coast

   Our properties in the Gulf Coast area include 14 key fields. Our Gulf Coast assets include ownership interests in three gas processing plants located in southeast Texas and south Louisiana and approximately 0.9 million net acres of mineral fee acreage located primarily in southeast Texas. A "mineral fee" is an interest in real property in which the owner owns all of the rights to the minerals forever as compared to a mineral lease in which the lessee's rights end at the expiration of the lease term. Most of our properties in this area have been producing natural gas since the 1940s and 1950s and are relatively mature.

   We operate approximately 76 percent of our production in the Gulf Coast area. Our assets in the Gulf Coast area represented 10 percent of our total reserves as of December 31, 1998. Approximately 5 percent of our total 1998 capital program was invested in this region.

 San Juan/Rockies

   The San Juan Basin, located in southwestern Colorado and northwestern New Mexico, is one of the largest gas basins in the United States in terms of proved reserves. Development of our properties in the San Juan Basin's Fruitland coal seam began in the late 1980s. Our production from the coal seam fields, specifically the Ignacio Blanco Fruitland field (located in southwestern Colorado) and Basin Fruitland field (located in northwestern New Mexico), is long-lived. We have increased our production of these coal seam fields for several consecutive years through compression expansions, facility debottlenecking, well workovers and, more recently, infill drilling. At some point in time, currently expected to be in 1999, we anticipate production rates in these fields will flatten out and then decline. Most of this coal seam production qualifies for Internal Revenue Code Section 29 coal seam tax credits which can be applied against regular federal income tax liability, and are available through 2002. During 1998, we realized Section 29 tax credits for all qualified production, including production from the Fruitland coal formation, of approximately $104.0 million. See "Section 29 Tax Credits" below for further information.

   We also have remaining reserves in the conventional reservoirs in the San Juan Basin, which are long-lived. In addition, we have production in the Green River and Powder River basins in Wyoming. Our assets in the San Juan/Rockies area represented 21 percent of our total reserves as of December 31, 1998. Approximately 4 percent of our total 1998 capital program was invested in this region.

 Mid-Continent

   Our properties in the Mid-Continent region include 24 key fields located primarily in the

Hugoton, Anadarko, Arkoma and Ardmore basins, and the Arklatex areas. These properties are characterized by relatively long-lived production, shallow decline rates and low lease operating costs. In addition, we have ownership interests in two gas processing plants in this region.

   Our assets in the Mid-Continent area represented 24 percent of our total reserves as of December 31, 1998. Approximately 9 percent of our total 1998 capital program was invested in this region.

Exploration

 Exploration Assets

   We own approximately 4.4 million net leasehold and mineral fee acres located primarily in the four major producing areas described above. At December 31, 1998, this land position included 2.8 million net undeveloped acres, including mineral fee acreage totaling 1.0 million net undeveloped acres. This land position provides the resource base for our exploration prospects.

   The following table summarizes our acreage position as of December 31, 1998:

                                                          Developed  Undeveloped
                                                           Acreage     Acreage
                                                         ----------- -----------
                                                         Gross  Net  Gross  Net
                                                         ----- ----- ----- -----
                                                             (in thousands)
Gulf of Mexico..........................................   734   444 1,794 1,303
Arkansas................................................    86    60   104    62
Colorado................................................    51    46     1     1
Kansas..................................................   162   120    28    13
Louisiana...............................................   132    92    83    43
Mississippi.............................................    28     8    50    13
Montana.................................................     0     0   186    82
New Mexico..............................................   108    44     0     0
Oklahoma................................................   313   209   146    57
Texas...................................................   827   500 1,411   971
Wyoming.................................................    17     8   283   207
Other...................................................    10     8   157    63
                                                         ----- ----- ----- -----
  Total................................................. 2,468 1,539 4,243 2,815

   Assuming no development were to occur, approximately 8 percent of our undeveloped net leasehold acreage as of December 31, 1998, will expire in each of the next five years.

   We were active in offshore lease sales in 1998, purchasing 53 blocks totaling approximately 0.2 million net acres for approximately $51.6 million. At December 31, 1998, our Gulf of Mexico holdings were slightly over 1.7 million net developed and undeveloped acres.

   As of December 31, 1998, we owned or had rights to 3-D seismic data covering approximately 5,166 blocks offshore and 3,271 square miles onshore and 1.7 million miles of 2-D seismic data covering our producing properties and unexplored acreage in our portfolio.

   The Gulf of Mexico deepwater is an important new potential growth area for Vastar. Most of the discoveries by the industry in this area to date have been oil reserves. A significant portion of the property acquired by us in offshore lease sales and 3-D seismic data purchased in 1998 was in the Gulf of Mexico deepwater. These offshore lease purchases added 36 deepwater blocks. During 1998, we also added 793 blocks of 3-D seismic data to our deepwater inventory. As of December 31, 1998, we had a working interest in approximately 132 deepwater blocks comprised of approximately 0.6 million net undeveloped acres and had approximately 2,413 blocks of 3-D seismic data in the deepwater Gulf of Mexico. Capital expenditures for the deepwater program in 1998 were $120.0 million.

  As of the filing date of this Form 10-K, we have no production in the Gulf of Mexico deepwater.

   In September 1996, we signed a contract with Diamond Offshore Drilling Company for the major upgrade and operation of the semisubmersible rig Ocean Victory for a three-year deepwater drilling program in the Gulf of Mexico. In November 1997, we began our Gulf of Mexico deepwater drilling program using the Ocean Victory and in February 1998 announced our first deepwater discovery at the King Prospect (Mississippi Canyon 764) in which we own a 50 percent gross working interest.

   In December 1998, we finalized an agreement with R&B Falcon Drilling Co. for the operation of a semisubmersible, ultra-deepwater drilling rig, for a three-year deepwater drilling program in the Gulf of Mexico. This drilling program is scheduled to begin in 2001. We have several options relating to the term and pricing under the contract including the option to extend the term of the contract for up to an additional five years.

 1998 Activity

   During 1998, we decisioned 56 gross (39 net) exploratory wells, resulting in 32 gross (23 net) discoveries. The "net" number of wells is the sum of our whole or fractional interests in each of the wells.

Historical Results

   Our exploration and development drilling activity (including recompletions) since 1996 is set forth in the following table.

                                                     1998      1997      1996
                                                   --------- --------- ---------
                                                   Gross Net Gross Net Gross Net
                                                   ----- --- ----- --- ----- ---
   Exploratory Wells
     Productive...................................   32   23   28   18   27   17
     Dry..........................................   24   16   23   15   44   29
                                                    ---  ---  ---  ---  ---  ---
       Total......................................   56   39   51   33   71   46
   Development Wells
     Productive...................................  323  187  308  162  260  156
     Dry..........................................   50   35   40   27   29   25
                                                    ---  ---  ---  ---  ---  ---
       Total......................................  373  222  348  189  289  181

   The following table shows the approximate number of our oil and gas wells in the process of drilling as of December 31, 1998. We had no wells in the process of evaluation and testing or suspended as of December 31, 1998.

                                                     Development  Exploratory
                                                        Wells        Wells
                                                     ------------ ------------
                                                     Gross  Net   Gross  Net
                                                     ------ ----- ------ -----
   Wells drilling...................................     16    14      8     5

   The following table sets forth the number of productive gas and oil wells in which we owned an interest as of December 31, 1998:

                                                           Company      Total
                                                          Operated   Productive
                                                            Wells     Wells(1)
                                                         ----------- -----------
                                                         Gross  Net  Gross  Net
                                                         ----- ----- ----- -----
   Gas.................................................. 1,462 1,238 2,851 1,473
   Oil..................................................   624   548 1,536   774
                                                         ----- ----- ----- -----
     Total(1)........................................... 2,086 1,786 4,387 2,247
                                                         ===== ===== ===== =====

--------
(1) Includes approximately 402 gross (123 operated by Vastar) and 184 net (107 operated by Vastar) multiple completions.

Reserve Replacement

   Producing gas and oil reservoirs are, in general, characterized by declining production rates. As a result of these decline trends, we must find and develop or acquire new reserves to offset natural field declines at a competitive cost. In 1998, we increased proved reserves from a beginning of the year balance of approximately 3,153 Bcfe to an end of year balance of approximately 3,700 Bcfe.

   The following table sets forth our historical finding and development costs, proved property acquisition costs and proved reserve additions for each of the years ended December 31, 1998, 1997 and 1996:

                                                          Year Ended December
                                                                  31,
                                                         ----------------------
                                                           1998    1997   1996
                                                         -------- ------ ------
                                                         (Millions of Dollars)
Finding and Development Costs
  Unproved property acquisition costs................... $   52.5 $ 89.7 $ 68.3
  Exploration costs.....................................    241.0  228.1  213.5
  Development costs.....................................    411.7  315.5  256.8
                                                         -------- ------ ------
    Total finding and development costs.................    705.2  633.3  538.6
  Proved property acquisition costs.....................    463.4   71.2   51.0
                                                         -------- ------ ------
  Total reserve replacement costs....................... $1,168.6 $704.5 $589.6
                                                         ======== ====== ======

                                                          Year Ended December
                                                                  31,
                                                         ----------------------
                                                           1998    1997   1996
                                                         -------- ------ ------
Proved Reserve Additions (Bcfe)
    Extensions and discoveries..........................      530    327    342
    Revisions...........................................      103    130    132
    Improved recovery...................................        5     19     29
                                                         -------- ------ ------
    Total reserve additions, excluding purchases of
     minerals in place..................................      638    476    503
  Purchases of minerals in place........................      414    213    129
                                                         -------- ------ ------
Total reserve additions.................................    1,052    689    632
                                                         ======== ====== ======
Finding and development costs (per Mcfe)................ $   1.10 $ 1.33 $ 1.07
Reserve replacement costs (per Mcfe).................... $   1.11 $ 1.02 $ 0.93

   See Consolidated Financial Statements--Supplemental Information--Oil and Gas Producing Activities in this Form 10-K for further information.

Proved Reserves

   The following table sets forth our estimated net proved natural gas and liquids reserves as of December 31, 1998:

                                                           Proved Reserves
                                                     ---------------------------
                                                     Developed Undeveloped Total
                                                     --------- ----------- -----
   Natural gas (Bcf)................................   2,071       519     2,590
   Liquids (MMBbl)..................................   109.1      75.9     185.0
   Total proved reserves (Bcfe)*....................   2,726       974     3,700

--------
*  In calculating Mcf and Bbl equivalents, one Bbl is equal to six Mcf.

   Our engineers estimate proved natural gas and liquids reserve quantities in accordance with guidelines established by the SEC. Ryder Scott Company Petroleum Engineers, who are independent petroleum engineers, reviewed approximately 58 percent of our reserve estimates. A copy of a review letter by Ryder Scott is filed as an exhibit to this Form 10-K. All information in this Form 10-K relating to gas and oil reserves is net to the Company's interest unless stated otherwise. See Consolidated Financial Statements--Supplemental Information--Oil and Gas Producing Activities in this Form 10-K for further information.

Marketing

   In August 1997, we entered into an agreement with Southern Energy, Inc. to create a new energy services company by combining most of the natural gas and power trading and marketing operations of the two companies. The new company is named Southern Company Energy Marketing L.P. Southern Company Energy Marketing is managed through subsidiaries of Southern Energy and Vastar. Southern Company Energy Marketing's core business is trading and marketing natural gas, electricity and other energy-related commodities. It also provides energy and energy-related commodities, products and services to customers in North America. It began gas marketing on September 1, 1997, and power marketing on January 1, 1998.

   In forming the new marketing venture, Vastar received $40 million and a 40 percent ownership interest in Southern Company Energy Marketing. Southern Energy holds the remaining 60 percent ownership interest. On July 1, 2001, Southern Energy's interest will increase to 75 percent and our interest will decrease to 25 percent. We will not receive any additional payment from Southern Energy for this 15 percent interest.

   There are various provisions contained in the agreements between Vastar and Southern Energy relating to:

  .  minimum cash distributions;

  .  potential changes in ownership;

  . guarantees of Southern Company Energy Marketing and indemnifications of the partners; and

  . long-term gas sales and purchases between Vastar and Southern Company Energy Marketing.

   These and other aspects of Southern Company Energy Marketing are explained in more detail in Note 4 of the Notes to Consolidated Financial Statements in this Form 10-K.

   We did not include in our transfer of assets to Southern Company Energy Marketing our gas processing plant assets and related businesses or certain of our longer-term gas marketing contracts with cogeneration facilities. These marketing contracts with cogeneration facilities have an average remaining contract term of approximately 12 years. In 1998, we delivered an average of 72 MMcfd under these contracts for an average price of approximately $2.62 per Mcf.

   Before September 1, 1997, the date on which Southern Company Energy Marketing began marketing most of our natural gas, we sold most of the natural gas production controlled by us to our wholly owned subsidiary Vastar Gas Marketing, Inc. Gas "controlled" by us includes our proprietary production, royalty gas, call rights on third-party gas and gas obtained through joint operating agreements. Vastar Gas sold this gas at floating, market-based prices. Vastar Gas obtained its gas supply from Vastar and also purchased gas from third parties, including producers and other gas marketing companies. Most of these third-party purchases were 30-day spot transactions, which Vastar Gas used primarily in support of its trading activities, to minimize transportation costs and to facilitate management of its long-term commitments.

   We directly market all our proprietary crude oil production. Our crude oil sales averaged 117.4 MBbld in 1998. We realized an average price of $14.47 per Bbl for our crude oil in 1998. In marketing our crude oil production, we sell and repurchase and/or exchange barrels of crude oil with other parties as an alternative to physical transportation and to achieve other efficiencies. In accounting for these transactions, the sales, repurchases and/or exchanges represent the majority of the difference between our crude oil production and our total crude oil sales volumes.

   We also directly market our proprietary NGLs (natural gas liquids) production. Our NGL sales averaged 15.1 MBbld in 1998. The average price we realized for NGLs in 1998 was $9.40 per Bbl. NGL production was lower in 1998 because we elected not to extract some of the NGLs from the natural gas stream in favor of selling the BTUs as natural gas. We did this because we generally received a higher net price for the BTUs sold in the form of natural gas than we could have received by selling the BTUs as natural gas liquids.

   There have been no instances in the last three years in which either our subsidiary, Vastar Gas, or we were unable to meet any significant delivery commitment for any of our products.

Risk Management

   As a result of the volatility in commodity prices for natural gas and crude oil, Vastar is susceptible to significant fluctuations in revenues and cash flows. To manage our exposure to price risk, we use financial hedging arrangements. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices we will receive for the natural gas or liquids volumes to which the hedge relates. These arrangements are structured to reduce our exposure to commodity price decreases, but they can also limit the benefit we might otherwise receive from commodity price increases. Our risk management activity is generally accomplished through exchange-traded futures contracts and over-the-counter options.

   In 1998, Southern Company Energy Marketing used hedging arrangements to manage its fixed-price purchase and sale commitments, as well as to provide fixed-price commitments as a service to its customers and suppliers. Although Southern Company Energy Marketing attempts to balance its fixed-price physical and financial purchase and sales contracts in terms of contract volumes and timing of delivery obligations, it is possible that net open positions will exist from time to time. It has established specific guidelines relative to the amount of these net open positions. In addition, it has set up certain internal controls to monitor its positions against these guidelines which are required to be and have been approved by Vastar. However, to the extent that Southern Company Energy Marketing has an open position, it is exposed to risk from fluctuating market prices. Assuming that Southern Energy and its subsidiaries perform their obligations to us and our subsidiaries as required under the various agreements between the parties, our exposure to these risks are substantially reduced. See Note 4 of the Notes to Consolidated Financial Statements in this Form 10-K.

   For additional information relating to risk management, see Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 16 of the Notes to Consolidated Financial Statements in this Form 10-K.

Seasonality

   Historically, demand for natural gas has been seasonal in nature, with peak demand and typically higher prices occurring during the colder winter months. However, in recent years, the seasonal nature of natural gas prices appears to be abating.

Regulation

   Our ability to economically produce and sell our gas and oil production is affected and could possibly be restrained by a number of factors, including federal, state and local laws and regulations. A significant portion of our production is located on federal or Indian oil and gas leases. These leases are administered by the Minerals Management Service, the Bureau of Land Management and the Bureau of Indian Affairs, which are agencies of the U.S. Department of the Interior. These leases are generally issued through competitive bidding, contain standardized terms and require compliance with detailed regulations and orders. Before drilling for oil and gas on these leases, lessees must obtain permits and approvals from one or more of these agencies (and from other federal agencies such as the Coast Guard, Army Corps of Engineers and the Environmental Protection Agency). Each of these agencies has adopted regulations that require production facilities to meet stringent engineering, construction and environmental specifications and govern the plugging and abandonment of wells and the removal of production facilities.

   In addition, the states in which we operate regulate drilling and operating activities (by requiring, among other things, drilling permits, bonds and operations reports) and environmental and conservation matters (including unitization and pooling of oil and gas properties and the establishment of "allowables" or maximum production rates). Some states adjust allowable production to the market demand for oil and gas. These rules or orders can affect our profitability if they prevent us from producing quantities of oil and gas sufficient to meet our market opportunities. Also, some counties and municipalities regulate drilling and production operations in a similar manner.

   Our operations are also subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Environmental permits are required for the operation of certain Vastar facilities. These permits are subject to revocation, modification and renewal. Further, governmental authorities have the power to enforce their regulations and can impose fines, issue injunctions or both. These environmental laws and regulations continue to change and may become more onerous or restrictive in the future. We do not anticipate that we will be required to spend amounts that are material in relation to our total capital expenditures program to comply with environmental laws and regulations. However, inasmuch as these laws and regulations are frequently changed, we cannot accurately predict the ultimate cost of compliance with environmental laws and regulations.

   Our domestic competitors are generally subject to the same environmental laws and regulations. We believe that our circumstances and potential expenditures are comparable to those faced by these competitors. However, future environmentally-related capital expenditure requirements, liabilities and costs could be a major factor affecting our future income and cash flow.

Section 29 Tax Credits

   Section 29 of the Internal Revenue Code provides an income tax credit against regular federal income tax liability for sales of our production of certain fuels produced from nonconventional sources (including natural gas from coal seams and tight sands formations). Fuels qualifying for these credits must be produced from wells drilled after December 31, 1979, and before January 1, 1993, and must be sold before January 1, 2003. These tax credits are subject to a number of other limitations. The credit for natural gas from coal seams is adjusted for inflation, and we estimate that it will be approximately $1.05 per MMBtu for 1998. The credit for tight sands gas is not adjustable and will be $0.52 per MMBtu in 1998.

   The natural gas production from wells drilled on certain of our properties, primarily in the San Juan Basin, qualifies for the Section 29 tax credit. We generated approximately $104.0 million of Section 29 tax credits in 1998. Approximately 96 percent of this amount is attributable to production of natural gas from coal seams.

   Vastar and its subsidiaries join with ARCO and ARCO's domestic subsidiaries in filing a consolidated federal income tax return. Vastar and ARCO are parties to a tax sharing agreement which requires Vastar as a member of ARCO's consolidated tax group to pay its share of the group's federal and certain state income taxes to ARCO. Vastar's share of these taxes is generally the amount of tax it would have to pay if Vastar and its subsidiaries filed tax returns as a separate consolidated tax group. Under this tax sharing agreement, we are able to use our Section 29 tax credits to reduce our federal income tax payments to ARCO by the greater of (i) the amount of these credits which could be used by us if our consolidated tax liability were calculated on a stand-alone tax basis and (ii) the amount of these credits used by the ARCO consolidated tax group, in each case, less a 3.25 percent discount on certain credits. Section 29 tax credits that are not used by us in the current year under the tax sharing agreement, can generally be carried forward and used in subsequent tax years.

Human Resources

   We had 1,122 employees as of December 31, 1998. We believe our relationships with our employees are satisfactory. We have a total of 153 employees covered by collective bargaining agreements with the following unions: Oil, Chemical and Atomic Workers International Union (47 employees); and the Atlantic Independent Union (106 employees). The numbers in this paragraph exclude persons who are employed by Southern Company Energy Marketing.

                     CAUTIONARY STATEMENT FOR PURPOSES OF
             THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


Safe Harbor Cautionary Statement

   We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect Vastar and to take advantage of the "safe harbor" protection for forward-looking statements afforded under federal securities laws.

   From time to time, Vastar's management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about Vastar. These statements may include projections and estimates concerning the timing and success of specific projects and Vastar's future (i) income, (ii) oil and gas production, (iii) oil and gas reserves and reserve replacement and (iv) capital spending. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believes," "expect," "anticipate," "plan," "goal" or other words that convey the uncertainty of future events or outcomes. These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially.

   In addition, except for the historical information contained in this Form 10-K, the matters discussed in this Form 10-K are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Actual results could differ materially based on numerous factors including those set forth below.

   We believe the factors discussed below are important factors that could cause actual results to differ materially from those expressed in a forward-looking statement made herein or elsewhere by us or on our behalf. The factors listed below are not necessarily all of the important factors. Unpredictable or unknown factors not discussed herein could also have material adverse effects on actual results of matters that are the subject of forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our stockholders that they should (i) be aware that important factors not described below could affect the accuracy of our forward-looking statements and (ii) use caution and common sense when analyzing our forward-looking statements.

 Volatility and Level of Hydrocarbon Commodity Prices

   Some of our projections and estimates are based on assumptions as to the future prices of natural gas, crude oil and NGLs. These price assumptions are used for planning purposes. We expect our assumptions will change over time and that actual prices in the future may differ from our estimates. Any substantial or extended decline in the actual prices of natural gas, crude oil and/or NGLs could have a material adverse effect on (i) Vastar's financial position and results of operations (including reduced cash flow and borrowing capacity), (ii) the quantities of natural gas, NGLs and crude oil reserves that we can economically produce and (iii) the quantity of estimated proved reserves that may be attributed to our properties. For example, current world oil prices are near historic lows and if this condition continued for an extended period, it could adversely affect Vastar in the manner described above. Historically, natural gas, crude oil and NGLs prices have been volatile. These prices rise and fall based on changes in market demand and changes in the political, regulatory and economic climate and other factors that affect commodities markets generally and are outside of our control.

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

   Another factor affecting production rates is our ability to replace depleting reservoirs with new reserves through exploration success or acquisitions. Exploration success is difficult to predict, particularly over the short term, where results can vary widely from year to year. Moreover, the ability to replace reserves over an extended period depends not only on the total volumes found, but also on the cost of finding and developing such reserves. Depending on the general price environment for natural gas, NGLs and crude oil, our finding and development costs may not justify the use of resources to explore for and develop such reserves. There can be no assurances as to the level or timing of success, if any, that we will be able to achieve in finding and developing or acquiring additional reserves. Acquisitions that result in successful exploration or exploitation projects require assessment of numerous factors, many of which are beyond our control. There can be no assurance that any acquisition of property interests by us will be successful and, if unsuccessful, that such failure will not have an adverse effect on our future results of operations, cash flows and financial condition.

 Reserve Estimates

   Our forward-looking statements may be predicated on our estimates of our oil and gas reserves. All of the reserve data in this Form 10-K or otherwise made by or on behalf of Vastar are estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way. There are numerous uncertainties inherent in estimating quantities of proved natural gas and liquids reserves. Projecting future rates of production and timing of future development expenditures is also inexact. Many factors beyond our control affect these estimates. In addition, the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary. The results of drilling, testing and production after the date of an estimate may also require a revision of that estimate, and these revisions may be material. As a result, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered.

 Laws and Regulations

   Forward-looking statements are generally based on assumptions of a stable legal and regulatory environment. Changes in the legal and/or regulatory environment could have a material adverse affect on our future results of operation and financial condition. Our ability to economically produce and sell our gas and oil production is affected and could possibly be restrained by a number of legal and regulatory factors, including federal, state and local laws and regulations affecting (i) natural gas and oil production, including allowable rates of production by well or proration unit, (ii) taxes applicable to Vastar and/or our production (iii) the amount of natural gas and oil available for sale, (iv) the availability of adequate pipeline and other transportation and processing facilities and (v) the marketing of competitive fuels.

   Our operations are also subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. These environmental laws and regulations continue to change and may become more onerous or restrictive in the future. Our forward-looking statements are generally based upon the expectation that we will not be required in the near future to expend amounts to comply with environmental laws and regulations that are material in relation to our total capital expenditures program. However, inasmuch as such laws and regulations are frequently changed, we are unable to accurately predict the ultimate cost of such compliance.

 Drilling and Operating Risks

   Our drilling operations are subject to various risks common in the industry, including cratering, explosions, fires and uncontrollable flows of oil, gas or well fluids. In addition, approximately half of our operations are currently offshore and subject to the additional hazards of marine operations, such as loop currents, capsizing, collision and damage or loss from severe weather. Vastar's drilling operations are always subject to the risk that no commercially productive natural gas or oil reserves will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including drilling conditions, pressure or irregularities in formations, equipment failures or accidents and adverse weather conditions.

 Competition

   Vastar's forward-looking statements are generally based on a stable competitive environment. Competition in the oil and gas industry is intense in the lower 48 states. We actively compete for reserve acquisitions and exploration leases and licenses, as well as in the gathering and marketing of natural gas, crude oil and NGLs. Our competitors include the major oil companies, independent oil and gas concerns, individual producers, natural gas, crude oil and NGLs marketers and major pipeline companies, as well as participants in other industries supplying energy and fuel to industrial, commercial and individual consumers. To the extent our competitors have greater financial resources than currently available to us, we may be disadvantaged in effectively competing for certain reserves, leases and licenses. Recently announced consolidations in the industry may enhance the financial resources of certain of our competitors.

   From time to time, the level of industry activity may result in a tight supply of labor or equipment required to operate and develop oil and gas properties. The availability of drilling rigs and other equipment as well as the level of rates charged may have an effect on our ability to compete and achieve success in our exploration and production activities. An example of this was the competition for drilling rigs and other equipment that we reported in last year's Form 10-K. This increased competition substantially increased the Company's costs for certain items in 1997 and the first three quarters of 1998. It is notable, however, that these price pressures began to abate in the fourth quarter of 1998.

   In marketing our production, we compete with other producers and marketers on such factors as deliverability, price, contract terms and quality of product and service. Southern Company Energy Marketing competes with the same types of competitors and on the same basis described above. It also competes in the power and other energy businesses with other energy producers and marketers. Competition for the sale of power and such other energy commodities among competing suppliers is influenced by various factors, including price, availability, technological advancements, reliability and creditworthiness. In making projections with respect to natural gas, NGLs, crude oil and power marketing, we assume no material decrease in the availability of natural gas, NGLs, crude oil and power for purchase.

   We believe that the location of our properties, our expertise in exploration, drilling and production operations, the experience of our management and the efforts and expertise of Southern Company Energy Marketing generally enable us to compete effectively. In making projections with respect to numerous aspects of our business, we generally assume that there will be no material change in competitive conditions that would adversely affect us.

 Natural Gas Marketing Matters

   In connection with the formation and operation of Southern Company Energy Marketing, we entered into agreements with Southern Company Energy Marketing and certain subsidiaries of The Southern Company and have credit exposure to these companies and certain of their affiliates. For more detailed information relating to these arrangements and exposure, see the information under the heading "Marketing" above and Item 8, Notes 4 and 12 of the Notes to Consolidated Financial Statements in this Form 10-K.

   In making projections with respect to a variety of financial and other matters, we assume that (i) we will receive annual minimum cash distributions owed to us by Southern Company Energy Marketing, (ii) Southern Company Energy Marketing will pay for the gas delivered to them under the Gas Purchase and Sale Agreement, (iii) we will have the ability to meet our minimum monthly quantity obligations under the Gas Purchase and Sale Agreement with Southern Company Energy Marketing, and (iv) we will not be required to make payment on any guarantee which we have issued to secure obligations of Southern Company Energy Marketing or, to the extent we have made payment on a guarantee, we will have received the indemnification payments from Southern Energy to which we are entitled.

 Impact of the Year 2000 Issue

   The Year 2000 issue arises because computer programs were often written and computer chips programmed using two digits rather than four to define the applicable year. Any of our computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

   For more detailed information regarding the Year 2000 problem and its potential effect on us, see the information under the heading "Impact of the Year 2000 Issue" in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

   Our assessment of how the Year 2000 problem will affect us is based on various assumptions, including assumptions as to the availability of trained personnel, our ability to timely locate all relevant Year 2000 issues which might affect us and the assumption that representations by third parties are correct. We also assume that our repair and replacement programs will be timely completed and that certain vendors and contractors will timely perform as promised. Actual results could differ materially if our assumptions are incorrect. Due to the general uncertainty as to the Year 2000 readiness of third parties and the interconnection of businesses, we cannot ensure our ability to resolve our Year 2000 problems in a timely and cost effective manner. The failure to properly address all of our Year 2000 readiness issues could have a material adverse affect on our operations and business or expose us to third-party liability.

Item 3. Legal Proceedings.

   Vastar and its subsidiaries are involved in a number of lawsuits, all of which have arisen in the ordinary course of business in operating our properties and in conducting the business affairs of a former operating division of ARCO and Vastar Gas. Further, under the Cross-Indemnification Agreement dated as of October 1, 1993, between Vastar and ARCO, we assumed all liabilities incurred before or after the effective date of the General Conveyance and Assumption Agreement, dated October 8, 1993, as modified as of December 13, 1993, and December 22, 1993, between Vastar and ARCO that are associated with the ownership or operation of the properties conveyed to us as described in the agreement, except for scheduled litigation and other liabilities stated in the agreement.

   We do not believe that any ultimate liability resulting from any of the claims and suits referred to in the paragraph above will have a material adverse effect on Vastar's financial position or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below is certain information about the executive officers (as such term is defined in Rule 3b-7 promulgated under the Securities Exchange Act of 1934, as amended) of Vastar as of March 1, 1999.

 Name, Age and Present            Business Experience During Past
 Position With Vastar         Five Years and Period Served as Officer(1)
 ------------------------  --------------------------------------------------
Michael E. Wiley, 48.....  Mr. Wiley has been a Director of Vastar since
 Chairman of the Board     September 1993 and was elected Chairman of the
 and Director              Board in December 1996. He has been President and
                           Chief Operating Officer of ARCO since September
                           1998. He was an Executive Vice President of ARCO
                           from March 1997 to September 1998 and a Director
                           from June 1997 to May 1998. He was President of
                           Vastar from September 1993 to March 1997 and Chief
                           Executive Officer from January 1994 to March 1997.
                           He held the position of Senior Vice President of
                           ARCO from June 1993 to June 1994. He held the
                           position of President of ARCO Oil and Gas Company
                           from June to October 1993. Previously, from 1991 to
                           1993, he was a Vice President of ARCO and Manager
                           of ARCO Exploration and Production Technology. From
                           1989 to 1991, he was Vice President of ARCO Oil and
                           Gas Company's Southern District. Mr. Wiley joined
                           ARCO in 1972.

Charles D. Davidson, 49..  Mr. Davidson was elected President and Chief
 President, Chief          Executive Officer in March 1997 and has been a
 Executive Officer and     Director of Vastar since March 1994. From September
 Director                  1993 to March 1997, he served as a Senior Vice
                           President of Vastar and, from December 1992 to
                           October 1993, he held the position of Senior Vice
                           President of the Eastern District for ARCO Oil and
                           Gas Company. From 1988 to December 1992, he held
                           various positions with ARCO Alaska, Inc. Mr.
                           Davidson joined ARCO in 1972.

Phillip A. Gobe, 46......  Mr. Gobe has been a Senior Vice President of Vastar
 Senior Vice President     since May 1997. From March 1995 to May 1997, he
                           served as Vice President, Human Resources of ARCO
                           International Oil and Gas Company. From June 1993
                           to March 1995, he was the Vice President, Human
                           Resources of ARCO Alaska, Inc. Before these
                           assignments, Mr. Gobe served as Operations
                           Manager--Prudhoe Bay of ARCO from October 1991 to
                           June 1993. Before October 1991, Mr. Gobe held
                           various positions of increasing responsibility with
                           ARCO. Mr. Gobe joined ARCO in 1976.

Steven J. Shapiro, 46....  Mr. Shapiro has been Senior Vice President and
 Senior Vice President,    Chief Financial Officer of Vastar since December
 Chief Financial Officer   1993 and a Director of Vastar since January 1994.
 and Director              He was also Treasurer of Vastar from January 1994
                           until December 1995. He was the President of ARCO
                           Coal Australia Inc. from October 1991 to December
                           1993. Previously, he held the position of Vice
                           President of Planning of ARCO from 1990 to October
                           1991. From 1988 to 1990, he was Assistant Treasurer
                           for ARCO serving in both Los Angeles and London.
                           Mr. Shapiro joined ARCO in 1977.

 Name, Age and Present            Business Experience During Past
 Position With Vastar         Five Years and Period Served as Officer(1)
 ------------------------  --------------------------------------------------
Robert P. Strode, 42.....  Mr. Strode has been a Senior Vice President of
 Senior Vice President     Vastar since July 1998. From February 1997 to July
                           1998, he held the position of Vice President of
                           Vastar. He held the position of Managing Director,
                           Exploration of ARCO British Limited from January
                           1996 to February 1997. From June 1994 to January
                           1996, he was Vice President, Exploration and Land
                           of ARCO Alaska, Inc. From September 1993 to June
                           1994, he was North Alaska Exploration Manager of
                           ARCO Alaska, Inc. From 1991 to September 1993, he
                           was Manager, Exploration-Offshore, for ARCO Oil and
                           Gas Company and, from 1986 to 1991, he was District
                           Geophysicist, both onshore and offshore, of ARCO
                           Oil and Gas Company. Mr. Strode joined ARCO in
                           1979.

Albert D. Hoppe, 54......  Mr. Hoppe has been Vice President and General
 Vice President, General   Counsel since May 1, 1994 and Secretary of Vastar
 Counsel and Secretary     since May 25, 1994. He served as General Attorney
                           for ARCO Coal Company, Denver, Colorado, from June
                           1992 through April 1994. Previously, from 1976
                           until 1992, he held various positions in the ARCO
                           legal department in Dallas and Houston, Texas.
                           Before joining ARCO in 1976, he was an Assistant
                           United States Attorney in Kansas City, Missouri.

Joseph P. McCoy, 47......  Mr. McCoy has been Vice President and Controller of
 Vice President and        Vastar since June 1994 and was designated Principal
 Controller                Accounting Officer, effective July 1, 1994. He held
                           the position of Vice President of Finance, Planning
                           and Control of ARCO Alaska, Inc. from November 1989
                           to May 1994. Previously, he was Assistant
                           Controller of ARCO from February 1987 to November
                           1989. From 1984 to 1987, Mr. McCoy served as
                           Controller of ARCO Coal Company and then as
                           Controller of ARCO Transportation Company. Mr.
                           McCoy joined ARCO in 1974.

--------
(1) ARCO division names used in the descriptions of business experience of Vastar's executive officers are the names that were in effect at the time such officers held such positions. In some instances, these ARCO divisions have been combined or reorganized and, accordingly, activities thereof are presently conducted under different division names.
    Vastar's by-laws provide that each officer shall hold office until his or her successor is elected or appointed and qualified or until his or her death, resignation or removal by the board of directors.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

                                1998                                 1997
                         -------------------------------      -----------------------------
                         1stQ     2ndQ     3rdQ     4thQ      1stQ    2ndQ    3rdQ     4thQ
                         ----     ----     ----     ----      ----    ----    ----     ----
Common Stock: Market
 price per share
  High.................. $43 7/16 $48 5/8  $47 5/16 $48 15/16 $38 7/8 $36 1/8 $44 3/16 $ 44
  Low................... $31 3/4  $41 1/16 $37 9/16 $38 1/2   $28 1/8 $28 3/4 $34 3/8  $34 3/16

   The principal market in which shares of Vastar common stock, $0.01 par value, are traded is the New York Stock Exchange (ticker symbol: VRI). The source of the prices in the table above is the New York Stock Exchange composite tape.

   As of February 26, 1999, the approximate number of holders of record of common stock was 101 and the high price per share was $39 5/16 and the low price per share was $38.00.

   The Company has paid regular quarterly cash dividends per share as follows:

                                                      1stQ   2ndQ   3rdQ   4thQ
                                                     ------ ------ ------ ------
1997................................................ $0.075 $0.075 $0.075 $0.075
1998................................................ $0.075 $0.075 $0.075 $0.075

   The declaration and payment of dividends are at the discretion of our board of directors and the amount thereof will depend on our results of operations, financial condition, contractual restrictions, cash requirements, future prospects and other factors deemed relevant by them. In addition, the agreement relating to our $1.1 billion bank credit facility contains financial and other covenants, including covenants that may, under certain circumstances, have the effect of limiting our ability to pay dividends. This credit agreement and its amendments are incorporated by reference as an exhibit to this Form 10-K.

Item 6. Selected Financial Data.

   The selected financial data set forth below for the five years ended December 31, 1998, should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-K.

                                              1998   1997   1996   1995   1994
                                             ------ ------ ------ ------ ------
                                                   (Millions of Dollars,
                                                except per share amounts and
                                                          ratios)
Net sales and other operating revenues...... $  887 $  986 $  946 $  703 $  790
Total expenses (excluding income taxes).....    890    779    754    683    663
Net income(1)...............................    136    240    220    103    149
Basic earnings per share(2).................   1.40   2.47   2.26   1.06     --
Cash dividends per common share.............   0.30   0.30   0.30   0.30  0.075
Total assets................................  2,574  1,925  1,939  1,552  1,604
Special dividends to ARCO...................     --     --     --     --     70
Long-term debt..............................  1,289    672    778    759  1,050
Ratio of earnings to fixed charges(3).......    1.8    5.9    5.1    2.0    3.3

--------
(1) Included in 1995 is the receipt of a $21.0 million pre-tax settlement in connection with the termination of a disputed long-term acreage-dedicated gas sales contract.
(2) Earnings per share amounts prior to the year ended December 31, 1995, have been omitted because Vastar was a wholly-owned subsidiary of ARCO until June 27, 1994.
(3) The ratios of earnings to fixed charges were computed by dividing earnings by fixed charges. For this purpose, earnings include income before income taxes and fixed charges. Fixed charges include interest, amortization of debt expense, and the estimated interest component of rental expense.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following information should be read in connection with the information contained in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements in this Form 10-K.

General

   Atlantic Richfield Company (ARCO) currently owns 80,000,001 shares (82.1 percent) of our outstanding common stock. On July 5, 1994, we completed an initial public offering of 17,250,000 shares of our common stock.

   In October 1998, we acquired interests in an additional 23 producing fields on the Gulf of Mexico shelf through a three-company transaction involving Vastar, ARCO and Mobil Exploration & Producing U.S. Inc. The net purchase price, comprised of cash and the assumption of debt, was approximately $437.0 million (after certain post-closing adjustments). We acquired interests in 93 platforms with 295 active wells and interests in over 80 lease blocks in the central and western Gulf of Mexico. We also acquired interests in pipelines, gathering lines and a shorebase in Cameron, Louisiana. In this three-way transaction, we purchased all of the stock of Vastar Offshore, Inc. from ARCO. Simultaneously with this purchase, Vastar Offshore traded properties it owned in California for the Gulf of Mexico properties referred to above. Vastar Offshore was formerly named Western Midway Company when it was a subsidiary of ARCO.

   In August 1997, Vastar and Southern Energy, Inc., combined most of their natural gas and power trading and marketing operations. The new company is named Southern Company Energy Marketing L.P. We currently hold, through subsidiaries, a 40 percent interest in Southern Company Energy Marketing. Southern Energy, through its subsidiaries, currently holds a 60 percent interest. Southern Company Energy Marketing began gas marketing on September 1, 1997, and power marketing on January 1, 1998.

   We account for our interest in Southern Company Energy Marketing using the equity method of accounting. Therefore, for periods after September 1, 1997, our consolidated results no longer reflect gas marketing activities in the individual line items of the financial statements. As a result of this change in accounting method and to make it easier to compare 1998 to 1997, we are providing statistical and financial results for 1997 as if the equity method of accounting had been used throughout 1997. These financial and statistical results are called "pro forma" results. The pro forma results are based on historical information and do not reflect the actual results that would have occurred had Southern Company Energy Marketing been in existence during all of 1997. For more information on our investment in Southern Company Energy Marketing and related matters, refer to the section titled "Marketing" in Items 1 and 2 and Note 4 of the Notes to Consolidated Financial Statements in this Form 10-K.

   Sales and production volumes and price statistics for the specified periods were as follows:

                                                  Year Ended December 31,
                                            -----------------------------------
                                                   Pro forma As Reported
                                             1998    1997       1997      1996
                                            ------ --------- ----------- ------
   Natural Gas
   Sales (MMcfd)...........................  1,399   1,325      2,684     2,940
   Average production (MMcfd)..............    988     882        882       872
   Average sales price (per Mcf)........... $ 1.89  $ 2.25     $ 2.38    $ 2.34
   Average wellhead price (per Mcf)........ $ 1.85  $ 2.03     $ 2.03    $ 1.81
   Crude Oil
   Sales (MBbld)...........................  117.4   103.1      103.1     101.2
   Average production (MBbld)..............   36.9    34.7       34.7      34.2
   Average realized price (per Bbl)........ $14.47  $20.93     $20.93    $21.49
   NGLs
   Average production (MBbld)..............   13.2    16.0       16.0      14.6
   Average realized price (per Bbl)........ $ 9.40  $13.24     $13.24    $15.01

   Total Production (MMcfed)...............  1,289   1,186      1,186     1,165

   Below are the statements of income for the years ended December 31, 1998, 1997 and 1996. These statements of income are based on our audited Consolidated Financial Statements included in this Form 10-K.

                                             Year Ended December 31,
                                     -----------------------------------------
                                              Pro forma  As Reported
                                      1998      1997        1997       1996
                                     -------  ---------  ----------- ---------
                                              (Millions of Dollars)
REVENUES
Natural gas
  Sales............................  $ 964.7  $1,086.4    $ 2,331.3  $ 2,514.5
  Purchases........................   (313.4)   (462.2)    (1,634.4)  (1,860.5)
  Delivery expense.................     (4.3)      0.9        (51.5)     (57.0)
                                     -------  --------    ---------  ---------
    Net sales......................    647.0     625.1        645.4      597.0
Crude oil
  Sales............................    580.8     747.4        747.4      777.3
  Purchases........................   (380.9)   (476.7)      (476.7)    (503.9)
  Delivery expense.................     (5.1)     (5.9)        (5.9)      (4.4)
                                     -------  --------    ---------  ---------
    Net sales......................    194.8     264.8        264.8      269.0
NGLs and other
  Sales............................     56.9     101.6        227.9       90.0
  Purchases/other..................    (11.7)    (24.2)      (151.7)     (10.2)
                                     -------  --------    ---------  ---------
    Net sales......................     45.2      77.4         76.2       79.8
                                     -------  --------    ---------  ---------
Net sales and other operating
 revenues..........................    887.0     967.3        986.4      945.8
Other revenues.....................     54.1      37.0         27.3       20.8
                                     -------  --------    ---------  ---------
    Net revenues...................    941.1   1,004.3      1,013.7      966.6
EXPENSES
Operating expenses.................    166.3     153.9        153.9      136.1
Exploration expenses...............    210.6     175.5        175.5      186.4
Selling, general and administrative
 expenses..........................     53.4      54.2         63.3       62.0
Taxes other than income taxes......     47.3      49.7         50.0       41.2
Depreciation, depletion and
 amortization......................    352.0     288.6        288.6      275.9
Interest...........................     60.3      47.8         47.8       52.3
                                     -------  --------    ---------  ---------
    Total expenses.................    889.9     769.7        779.1      753.9
                                     -------  --------    ---------  ---------
Income before income taxes.........     51.2     234.6        234.6      212.7
Income tax benefit.................    (85.2)     (5.9)        (5.9)      (7.3)
                                     -------  --------    ---------  ---------
    Net income.....................  $ 136.4  $  240.5    $   240.5  $   220.0
                                     =======  ========    =========  =========

Results of Operations

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   For the purpose of this analysis, we are comparing 1998 results to the pro forma 1997 results.

   Our net income for 1998 was $136.4 million, compared to $240.5 million for 1997. This 43 percent earnings decrease was primarily due to lower commodity prices for all of our products and increased depreciation, depletion and amortization expense. Increased natural gas production partially offset the decrease.

   Natural gas sales decreased to $964.7 million for 1998 as compared to $1,086.4 million for 1997. The lower revenues were primarily due to lower commodity prices partially offset by an increase in our natural gas production. Natural gas purchases during 1998 decreased by 32 percent from 1997, again primarily due to lower commodity prices.

   Average natural gas wellhead prices for 1998 decreased 18 cents per Mcf from 1997 levels to $1.85 per Mcf. This was due to lower commodity prices. The 1998 average price for gas sold at Henry Hub, Louisiana (a benchmark from which general natural gas price trends can be analyzed) was $2.13 per Mcf compared to $2.62 per Mcf in 1997. Our 1998 wellhead price decline was less than the general market at Henry Hub because (i) the prices for our production in the San Juan Basin did not decline as much as at Henry Hub and (ii) our natural gas hedging activity for 1998 resulted in a $1.0 million gain as compared to a $49.0 million loss in 1997.

   Our average 1998 natural gas production increased by 106 MMcfd from 1997. We increased gas production in (i) many of our offshore fields, including Mississippi Canyon 148, High Island 117 and Ship Shoal 126 and (ii) several onshore fields, including the Ignacio Blanco Fruitland fields in Colorado and the Deep Anadarko trend in Oklahoma. Contributing to this increase was our acquisition of 23 Gulf of Mexico properties. These increases more than offset the impact of natural decline in production that occurs in oil and gas fields and the decrease in production due to the storm related shut-ins in the Gulf of Mexico in the third quarter of 1998.

   Crude oil sales for 1998 decreased $166.6 million from 1997, primarily due to lower commodity prices. The market price declined significantly in 1998 as reflected in the 1998 average price for NYMEX-WTI-at-Cushing (a crude oil price benchmark from which general crude oil price trends can be analyzed) of $15.10 per Bbl compared to the 1997 average price of $21.29 per Bbl.

   Our average crude oil production in 1998 increased from 1997 levels. This increase was primarily a result of the addition of production from the recently acquired Gulf of Mexico properties, successful exploitation efforts at the Eugene Island 175 field and production increases at the West Cameron 66 and Ship Shoal 126 fields. These increases were partially offset by the shut-in of production at selected Gulf of Mexico fields related to hurricanes and tropical storms during the third quarter of 1998.

   Net sales for NGLs (natural gas liquids) and other products were lower in 1998 as compared to 1997. Net NGL sales were affected by both a decrease in NGL commodity prices and a decrease in our NGL production. NGL prices often fluctuate with the price of crude oil and as crude oil prices decreased in 1998, NGL prices generally followed the same trend. Our lower NGL production was primarily due to selective decisions by us and other operators to bypass the NGL extraction process in order to capture a higher value in the natural gas price.

   Other revenues increased during 1998 as compared to 1997 primarily due to a $17.7 million pre-tax gain associated with the $40.0 million payment received in 1998 as a result of the formation of Southern Company Energy Marketing.

   Exploration expenses for 1998 increased as compared to 1997. The increase in expenses was primarily due to higher expenses associated with the drilling of wells in which we did not find oil and gas in commercially producible quantities (dry holes). Dry hole expenses were $84.2 million in 1998, as compared to $56.5 million in 1997. This increase was primarily due to two unsuccessful partner-operated deepwater wildcat wells at Garden Banks 258 and Atwater Valley 136. In addition, we also experienced higher drilling rig rates in the first three quarters of 1998 compared to 1997.

   Depreciation, depletion and amortization expense increased in 1998 by $63.4 million. The increase included higher expenses as a result of higher production volumes and an impairment writedown (a determination that the value of oil and gas which may ultimately be produced from a property is less than the unamortized historical cost of that property in our financial records) of $32.8 million in 1998, primarily associated with three offshore fields and one onshore field. We also had higher average write-off depletion rates in 1998 associated with the start-up of higher cost wells.

   Interest expense for 1998 increased $12.5 million as compared to 1997. The increase is the result of higher average outstanding debt levels during 1998 as compared to 1997. The increase in debt levels was primarily due to additional borrowings used to finance the acquisition of Vastar Offshore in October 1998.

   The income tax benefit of $85.2 million for 1998 was greater than last year because of lower pre-tax earnings and higher tax credits. The income tax benefit for 1998 and 1997 included the net benefit of $104.0 million and $91.7 million, respectively, of Internal Revenue Code Section 29 tax credits for non-conventional fuels.

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

   Net income for 1997 was $240.5 million, compared to $220.0 million for 1996. The 9 percent increase in earnings was primarily the result of higher regional gas prices realized in the San Juan Basin and a decrease in dry hole costs, partially offset by increases in production costs and selling, general and administrative costs.

   Natural gas sales decreased by 7 percent to $2,331.3 million in 1997 as compared to 1996. The lower revenues were the result of marketing sales volumes during the last four months of the year being transacted by Southern Company Energy Marketing, which is accounted for under the equity method, partially offset by higher regional natural gas prices in the San Juan Basin. Natural gas purchases during 1997 decreased by 12 percent from 1996 to $1,634.4 million primarily as a result of the Southern Company Energy Marketing start-up during the last four months of the year.

   Average natural gas wellhead prices for 1997 increased $0.22 per Mcf to $2.03 per Mcf as compared to 1996. Although the full year average of Inside FERC Henry Hub (cash) prices (a benchmark used by the Company) decreased slightly, from $2.69 per Mcf in 1996 to $2.62 per Mcf for 1997, Vastar realized a price improvement primarily as the result of higher prices for its San Juan Basin production. Reflected in the Company's natural gas revenues and the average wellhead natural gas price for 1997 and 1996 was the unfavorable pre-tax impact of $49.0 million and $55.1 million, respectively, related to managing its natural gas price risk associated with its proprietary production.

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

   Net sales for natural gas liquids and other products were down from the previous year. The decrease is a result of a 12 percent decline in average NGL prices, partially offset by a 10 percent increase in NGL production available for sale. During the fourth quarter of 1997, NGL production declined primarily as a result of the Company's election to bypass certain processing in favor of selling Btus as natural gas due to the relatively favorable natural gas prices.

   Also included in net sales for NGLs and other products is approximately $141.7 million of sales and $142.9 million of purchases and other costs related to power marketing activities during 1997. The power marketing assets were contributed to Southern Company Energy Marketing, effective January 1, 1998.

   Operating expenses for 1997 were up 13 percent from 1996. The increase is a result of maintenance and workover activities primarily in offshore fields.

   Exploration expenses for 1997 were $175.5 million, down from the previous year. Dry hole costs were down $26.1 million when compared to 1996, primarily as a result of a higher success rate. Partially offsetting the favorable decrease in dry hole costs was a $13.1 million increase in staff costs due to increased staffing levels necessary to support the Company's expanded exploration program.

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

Liquidity and Capital Resources

   In 1998, our cash flow from operations was $447.9 million, compared to $755.2 million for 1997. This decrease was due, in part, to lower commodity prices and higher working capital requirements during 1998. The 1997 cash flow from operations included a one-time benefit of $59.4 million related to an amendment of the tax sharing agreement with ARCO.

   Net cash used in investing activities in 1998 was $743.6 million, an increase of $111.4 million over 1997 levels, primarily as a result of our acquisition of Vastar Offshore and increased drilling activity. The results for 1998 reflect $40.0 million of the proceeds received in connection with the formation of Southern Company Energy Marketing.

   The following table summarizes our capital investments in the past three years.

                                                           For the years ended
                                                               December 31,
                                                          ----------------------
                                                            1998    1997   1996
                                                          -------- ------ ------
                                                          (Millions of Dollars)
Exploratory drilling..................................... $  161.4 $149.2 $138.1
Development drilling.....................................    317.9  242.3  202.9
Property acquisitions....................................    515.9  160.9  119.3
Other additions..........................................     98.9   77.1   61.9
                                                          -------- ------ ------
  Total additions to property, plant and equipment.......  1,094.1  629.5  522.2
Geological and Geophysical...............................     39.3   42.4   45.0
                                                          -------- ------ ------
  Total capital program.................................. $1,133.4 $671.9 $567.2
                                                          ======== ====== ======

   Exploratory and development drilling costs increased in 1998 as compared to 1997 primarily as a result of (i) increased Gulf of Mexico drilling activity both in deepwater and on the shelf and (ii) higher average drilling rig rates paid during the first three quarters of 1998. Rig rates began to decline to 1997 levels during the fourth quarter of 1998.

   The 1998 increase in property acquisitions is due to our fourth quarter acquisition of Vastar Offshore for approximately $437.0 million. In this transaction, we paid approximately $137.0 million to ARCO in cash and acquired Vastar Offshore, which owes $300.0 million to ARCO. This debt is due March 9, 2003 and has an interest rate which is an agreed upon amount in excess of the London Interbank Offered Rate (a benchmark from which commercial interest rates are often set). The interest rate on this debt averaged 5.4 percent in 1998.

   Cash flow provided by financing activities was $289.8 million during 1998, which included a $316.5 million increase in long-term debt (net of payments and excluding $300.0 million of Vastar Offshore's existing debt which remains outstanding) necessary to fund our capital spending program.

   In November 1998, we filed with the SEC a Form S-3 Registration Statement for the issuance of up to $300.0 million of debt securities. As of December 31, 1998, no debt securities had been issued under this registration statement.

   In April 1998, we issued $100.0 million of 6.00% Putable/Callable Notes due April 20, 2000/2010. These notes are subject to a put and a call on April 20, 2000. The notes were issued under an Indenture, dated as of January 1, 1995, as supplemented. The net proceeds of $99.9 million received from the sale of the notes were used to pay down debt incurred under our commercial paper program. The holders of these notes have the right to require us to purchase the notes on April 20, 2000 under certain terms and conditions. This right is called a "put." The terms of the notes included a requirement that the holders may be required to sell the notes to us on April 20, 2000 under certain terms and conditions. The term for this right is a "call."

We sold our call right to Union Bank of Switzerland, London branch, for $2.5 million, which was also used to pay down debt we incurred under our commercial paper program.

   We have an outstanding interest rate swap covering $100.0 million related to the Putable/Callable Notes. The swap effectively changed the 6.0 percent fixed rate to a floating rate. In 1998, the effective interest rate we paid on these notes was 5.6 percent.

   In February 1997, we issued $75.0 million of 6.96 percent unsecured Notes due February 2007 pursuant to our $250 Million Medium-Term Note Program. During January 1998, we issued $50.0 million of 6.39 percent unsecured notes due January 2008 pursuant to our $250 Million Medium-Term Note Program. To date $200.0 million of notes have been issued under the Medium-Term Note Program. The net proceeds from the February 1997 and January 1998 issuances were used to pay down debt incurred under our commercial paper program and our other general obligations.

   We are party to an amended and restated revolving credit agreement dated as of March 31, 1997, relating to our $1.1 billion committed bank line of credit, which expires March 31, 2002. As of December 31, 1998, $320.0 million was outstanding under this facility.

   In the fourth quarter of 1996, we established a $1.1 Billion Commercial Paper Program. Under this program we can sell up to $1.1 billion (outstanding at any one time) of unsecured notes with maturities of up to 270 days. Sales of our notes are made in non-public transactions to qualified institutional and other sophisticated investors. In the agreements relating to this program, we agreed to maintain credit lines sufficient to support payment of the notes. At December 31, 1998, we had $219.0 million of commercial paper notes outstanding under the program as compared to $372.7 million on December 31, 1997. The interest rate on the notes fluctuates during the year as notes are repaid and reissued at market interest rates. The average interest rate on all our commercial paper borrowing during 1998 was 5.7 percent. The interest rate on the debt that was outstanding on December 31, 1998 was 6.0 percent. During 1997, the interest rate on our commercial paper borrowings averaged 5.7 percent. The interest rate on debt that was outstanding on December 31, 1997 was 6.2 percent.

   In September 1996, we entered into a contract with Diamond Offshore Drilling Company for the major upgrade and operation of a semisubmersible drilling rig, Ocean Victory, for a three-year deepwater drilling program in the Gulf of Mexico, which began in November 1997. Since November 1997, scheduled increases in the day rates and our request of Diamond to make improvements to the rig, resulted in higher remaining contract costs. As of December 31, 1998, this contract has a remaining life of 2.2 years and a remaining cost of $134.0 million. This amount does not take into consideration any reimbursement that we might receive from partners or potential partners.

   In December 1998, we finalized an agreement with R&B Falcon Drilling Co. for the operation of a semisubmersible, ultra-deepwater drilling rig, for a three-year deepwater drilling program in the Gulf of Mexico. This drilling program is scheduled to commence in 2001. This contract is for three years and has an anticipated cost of approximately $220.0 million, before any reimbursement from partners or potential partners and operating cost escalations. We have several options relating to the term and pricing of the contract, including the option to extend the term of the contract for up to five additional years.

   We announced a 1999 capital-spending program of $695.0 million. Business conditions in the industry, particularly changes in prices of and demand for natural gas, crude oil and NGLs may affect future capital expenditures. Changes in tax laws and environmental rules and regulations may also affect future capital expenditures. We expect to fund our 1999 capital-spending program primarily from internally generated cash flows. However, we are sensitive to the current commodity price environment. We will continue to monitor commodity prices and evaluate our options in response to market conditions. We believe our internally generated cash flow together with access to external capital resources can provide adequate financial flexibility to take advantage of any potential strategic business opportunities we would consider in 1999.

   Section 29 of the Internal Revenue Code provides income tax credits against regular federal income tax liability for sales of our production of certain fuels produced from non-conventional sources (including natural gas from coal seams and tight sands formations).

   We generated approximately $104.0 million of Section 29 tax credits in 1998. If ARCO or Vastar does not generate sufficient taxable income in a year, the benefit of the tax credits generally would be deferred to a subsequent tax year. The likelihood of deferral of the Section 29 tax credits increases in a low commodity price environment. If commodity prices, as of March 1, 1999 persist, deferral of some or all of 1999 tax credits is likely.

   Vastar's ratios of earnings to fixed charges was 1.8 for December 31, 1998,
5.9 for December 31, 1997 and 5.1 for December 31, 1996. For this calculation, earnings include income before income taxes and fixed charges. Fixed charges include interest, amortization of debt expenses and the estimated interest component of rental expense.

Risk Management and Market-Sensitive Instruments

   The following discussion of Vastar's risk management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Please refer to the "Cautionary Statement for Purposes of the Private Litigation Reform Act of 1995" in Items 1 and 2 of this Form 10-K for further information of these risks and uncertainties.

   We use various financial instruments for non-trading purposes in the normal course of our business to manage and reduce price volatility and other market risks associated with our natural gas and petroleum liquids production. This activity is referred to as hedging. Hedging instruments have the effect of locking in the prices we will receive for the volumes and the time periods identified in the instruments. These arrangements are structured to reduce our exposure to decreases in commodity price, but they can also limit the benefit we might otherwise receive from commodity price increases. Our risk management activity is generally accomplished by purchasing exchange-traded futures and over-the-counter options.

   We realized approximately a $1.8 million pre-tax gain in 1998 and $48.9 million pre-tax loss in 1997, as a result of our hedging transactions for natural gas and crude oil.

   The following table summarizes our open hedging positions as of December 31, 1998:

                                                                     Weighted
                                                          Average     Average
Financial Instrument                       Time Period    Volume      Prices
--------------------                       -----------    -------    --------
Collars................................. Jan - Sept 1999 200 MMcfd $2.30 - $2.91
Puts Sold............................... Jan - Sept 1999 200 MMcfd         $1.98
Calls Sold.............................. Jan - June 1999 100 MMcfd         $2.78

   A "collar" is a financial instrument or a combination of financial instruments which establishes a range of prices between a floor and a ceiling price relating to a commodity volume. This arrangement, in effect, allows us to receive no less than a stated floor price per Mcf and no more than a stated ceiling price per Mcf.

   A "put" is an option contract that gives the holder the right to sell the underlying commodity at a specified price for a certain fixed period of time.

   A "call" is an option contract that gives the holder the right to buy the underlying commodity at a specified price for a certain fixed period of time.

   As of December 31, 1998, the fair value (our unrealized pre-tax gain or loss) for our hedged natural gas transactions for 1999 would be a $15.6 million pre-tax gain. This hypothetical gain is calculated based on brokers' forward price quotes and NYMEX forward price quotes as of December 31, 1998, which averaged $1.98 per Mcf for 1999. We had no oil hedges outstanding as of December 31, 1998. The actual gains or losses that we may realize from our hedging transactions may vary significantly from this estimate due to the fluctuation of prices in the commodity markets. For example, a hypothetical 10 percent increase in the forward price quotes would reduce our unrealized gain by approximately $5.8 million. In order to calculate the hypothetical gain, the relevant variables are (i) the type of commodity, (ii) the delivery price and
(iii) the delivery location. We do not take into account the time value of money because of the short-term nature of our hedging instruments. These calculations are used to analyze the gains and losses we might realize on our financial hedging contracts and do not reflect the effects of price changes on our actual physical commodity sales. Natural gas prices fluctuated between $1.04 per Mcf and $2.64 per Mcf

(Henry Hub) and crude oil prices fluctuated between $10.73 per Bbl and $17.83 per Bbl (NYMEX-WTI-at-Cushing) during 1998.

   We also have long-term contracts with certain cogeneration facilities which as of December 31, 1998 have an average remaining life of 12 years. These contracts cover an average of 76 MMcfd of our natural gas production for 1999 at an average price of $2.59 per Mcf.

   During 1998, our long-term sales commitments did not exceed the total of our proprietary production and other natural gas production controlled by us through call rights with third-party producers and marketing agreements with royalty owners.

   The borrowings under our commercial paper program and $1.1 billion committed bank line of credit are subject to interest rate risk. For example, a 10 percent increase in London Interbank Offered Rate would have increased our 1998 interest expense by $3.3 million.

   At December 31, 1998, we had an outstanding interest rate swap related to the $100 million putable/callable notes. The swap effectively changed the fixed rate debt of 6.0 percent to a floating rate, which averaged 5.6 percent in 1998.

New Accounting Standards

   In June 1997, the Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." We adopted this statement January 1, 1998. The new standard established rules for the reporting of comprehensive income and its components. The new standard has had no impact on our net income, financial position, stockholders' equity or cash flows.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." We adopted this statement December 31, 1998. The new standard requires that companies make certain disclosures about each operating segment of their business. Since we operate in one segment within the United States, no additional disclosures are required in our financial statements.

   In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." We adopted this statement effective December 31, 1998. This standard establishes the disclosure requirements for pensions and other postretirement benefits and did not have an effect on our net income, financial position, stockholders' equity or cash flows.

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." We adopted SOP 98-1 during 1998. This statement establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. The impact of our adoption of this statement was immaterial to our net income, financial position, stockholders' equity or cash flows.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all of our derivative and hedging instruments to be recognized in our statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented periodically. This statement is effective for financial statements for fiscal years beginning after June 15, 1999. We have not yet completed our evaluation of the impact the provisions this standard will have on us.

Environmental Matters

   At December 31, 1998, we had accrued $126.8 million for (i) the total estimated cost, net of salvage value, of plugging and abandoning our oil and gas wells, dismantling our oil and gas platforms and facilities as required by contract, regulation or law, and (ii) the estimated costs of restoration and reclamation of land associated with these facilities. This accrual for dismantlement and restoration costs includes a component for compliance with environmental laws and regulations. These costs include expenses which may be incurred for the removal of contaminants and site restoration. For more information on this accrual, see Note 9 of the

Notes to Consolidated Financial Statements in this Form 10-K.

   During 1998, 1997 and 1996, we did not incur any significant charges to income for environmental remediation costs and made no related payments. At December 31, 1998, we did not have a separate environmental remediation reserve for superfund or similar clean-up sites. For further information on environmental and remediation costs, see Notes 2 and 9 of the Notes to Consolidated Financial Statements in this Form 10-K.

   On the basis of our management's assessment of the ultimate amount and timing of the contingencies associated with environmental matters, we do not expect that any expenses or judgments related to these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

Impact of the Year 2000 Issue

   The Year 2000 issue is the result of computer programs written and computer chips programmed using two digits rather than four to define the applicable year. Any of our computer programs that have date-sensitive software as well as anything with a computer chip may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing operational disruptions.

   We are using both internal and external resources to research, reprogram, replace and test for Year 2000 readiness. We plan to complete the Year 2000 readiness program for most systems no later than December 31, 1999. The total cost of the Year 2000 project (i) is currently estimated at between $3 million and $4 million, (ii) is being funded through operating cash flows and (iii) will be expensed as incurred over the next two years. To date, we have incurred and expensed approximately $1.8 million related to the assessment of our Year 2000 project and the development and implementation of our remediation plan.

  The Company's State of Readiness

   Our program for addressing the Year 2000 issue is divided into six steps:

  .  Inventory;

  .  Investigation;

  .  Assessment of Potential Year 2000 Impact;

  .  Testing and Validation;

  .  Repair and Replacement; and

  .  Process Completion.

 Inventory

   We have a program to identify all items that might be affected by the Year 2000 issue. The inventory included items from both IT (information technology) and non-IT systems such as computer hardware and software, data, telecommunications, building and office equipment, automation and measurement devices, files and forms. The inventory identified items developed by (i) our affiliates and us, through our employees and contractors and (ii) third parties. The inventory covered all areas of our operations including accounting, drilling, engineering, exploration, facilities, land, legal, payroll, production, and safety, health and environmental.

   We prioritized the inventoried items into four areas based on an assessment of the anticipated risks in the event of a delay or failure of the item caused by a Year 2000 problem:

     (i) High Priority--Items which if they were to become inoperable or uncontrollable would present an unreasonable risk of (a) loss of life, (b) loss of revenue or (c) impact to the environment;

     (ii) Medium Priority--Items which are important or convenient to the operation of our business but as to which we have available alternatives or have determined that a material adverse effect on our financial condition or results of operations would not result if such items become inoperable or uncontrollable;

     (iii) Low Priority--Items which are used in our business but not necessary for successful operation; and

     (iv) De-install--Items expected to be discontinued or replaced prior to January 1, 2000.

   Within each category, we determined which of the items were developed in-house by us, by our affiliates (such as ARCO) or by third parties.

The inventory has been substantially completed. However, efforts will continue with respect to newly acquired items and user-developed items.

 Investigation

   We investigate each item for Year 2000 readiness. Code reviews, peer reviews, vendor contact, internet research, industry forums, self audits and other activities all provide evidence as to the Year 2000 readiness of the item. This investigation has also been substantially completed. However, we will continue to monitor Year 2000 readiness of existing items as well as address Year 2000 readiness with respect to the newly acquired items.

 Assessment of Potential Year 2000 Impact

   An assessment of the item, its usage, risk, priority, evidence gathered and other factors help determine our future actions. Some items may be accepted as Year 2000 ready, others may warrant additional testing or validation, while others may need repair, upgrades or replacement.

 Testing and Validation

   We perform additional testing to validate previous determinations of readiness for items (i) with high priority, (ii) with less convincing evidence to support a determination of Year 2000 readiness or (iii) otherwise raising concerns regarding Year 2000 readiness.

 Repair and Replacement

   For those items with known Year 2000 problems, we ensure Year 2000 readiness to the extent possible. Activities include rewriting internally developed software, implementing hardware and software upgrades from third parties, replacing or upgrading embedded chip devices and monitoring the progress of our affiliates' remediation of shared systems.

 Process Completion

   The above-described process is well under way and we have made significant progress. We estimate that approximately 75 percent of the high priority items have been assessed and made Year 2000 ready to the extent possible and expect to complete our remediation of high priority items before the end of 1999. Similarly, 85 percent of the medium priority items and 80 percent of the low priority items have been made Year 2000 ready to the extent possible. These activities may not be completed by January 1, 2000, but we believe that the failure of such items to be Year 2000 ready will not have a material adverse effect on our financial condition, cash flows or results of operations.

  Supply Chain Analysis

   In addition to assessing our own systems that may be affected by the Year 2000 issue, we have also sought to determine if we will be affected by Year 2000 issues affecting third parties with which we have a material relationship. These parties include, but are not limited to, customers, natural gas pipelines, vendors, co-owners, partners, joint ventures and operators of oil and gas properties in which we own an interest, as well as general suppliers, telecommunications providers, transportation providers, emergency response providers and utilities. We have requested by letter a detailed explanation of the Year 2000 issues affecting such third parties and will be making further due diligence inquiries as may be warranted to determine whether the issues are being handled in a timely manner. This analysis is estimated to be 45 percent complete with an expected final completion date of April 1, 1999.

  Contingency

   As part of the Year 2000 readiness program, individual contingency plans are being set in place for high priority items. These contingency plans include identifying and ensuring the Year 2000 readiness of alternative technologies and in some cases a plan for reversion to manual operation. However, we realize the need to address contingency plans at the enterprise level. We are in the process of developing contingency plans to handle the most reasonably likely worst case scenarios caused by an interrelated failure of key components or widespread outages of key services. We have not completed our enterprise wide contingency plan but expect to complete it by August 1, 1999.

  Conclusion

   The most significant difficulty associated with predicting the impact of Year 2000 failures stems from the interdependence between the various third parties on which we rely and us. As a result of the general uncertainty inherent in the Year 2000 problem, we are unable to determine at this time whether the consequences of Year 2000 failures would have a material impact on our results of operations, cash flows or financial condition. Completion of our Year 2000 readiness program as scheduled is expected to reduce the possibility of significant interruptions of normal operations.

   The preceding discussion of our Year 2000 readiness includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Please refer to the "Cautionary Statement for the Purpose of the Private Litigation Reform Act of 1995" in Items 1 and 2 in this Form 10-K for further information on these risks and uncertainties.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   See (i) Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management and Market-Sensitive Instruments and
(ii) Note 16 of the Notes to the Consolidated Financial Statements in this Form 10-K. For a description of accounting policies, see Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-K.

Item 8. Financial Statements and Supplementary Data.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
CONSOLIDATED FINANCIAL STATEMENTS
  Report of Independent Accountants.......................................  29
  Consolidated Statement of Income for Each of the Three Years in the
   Period Ended December 31, 1998.........................................  30
  Consolidated Balance Sheet as of December 31, 1998 and 1997.............  31
  Consolidated Statement of Cash Flows for Each of the Three Years in the
   Period Ended December 31, 1998.........................................  32
  Consolidated Statement of Stockholders' Equity for Each of the Three
   Years in the Period Ended December 31, 1998............................  33
  Notes to Consolidated Financial Statements..............................  34
  Supplemental Information--Oil and Gas Producing Activities (Unaudited)..  53

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Vastar Resources, Inc.:

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, cash flows and stockholders' equity present fairly, in all material respects, the consolidated financial position of Vastar Resources, Inc. as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Houston, Texas                            /s/PricewaterhouseCoopers LLP
February 22, 1999

                             VASTAR RESOURCES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                         For the years ended
                                                            December 31,
                                                        -----------------------
                                                         1998    1997     1996
                                                        ------  -------  ------
                                                        (Millions of Dollars,
                                                           except per share
                                                               amounts)
REVENUES
Net sales and other operating revenues................. $887.0  $ 986.4  $945.8
Other revenues.........................................   54.1     27.3    20.8
                                                        ------  -------  ------
  Net revenues.........................................  941.1  1,013.7   966.6
                                                        ------  -------  ------
EXPENSES
Operating expenses.....................................  166.3    153.9   136.1
Exploration expenses...................................  210.6    175.5   186.4
Selling, general and administrative expenses...........   53.4     63.3    62.0
Taxes other than income taxes..........................   47.3     50.0    41.2
Depreciation, depletion and amortization...............  352.0    288.6   275.9
Interest...............................................   60.3     47.8    52.3
                                                        ------  -------  ------
  Total expenses.......................................  889.9    779.1   753.9
                                                        ------  -------  ------
Income before income taxes.............................   51.2    234.6   212.7
Income tax benefit.....................................  (85.2)    (5.9)   (7.3)
                                                        ------  -------  ------
  Net income........................................... $136.4  $ 240.5  $220.0
                                                        ======  =======  ======

Basic earnings per share............................... $ 1.40  $  2.47  $ 2.26
                                                        ======  =======  ======
Diluted earnings per share............................. $ 1.39  $  2.46  $ 2.26
                                                        ======  =======  ======


   The accompanying notes are an integral part of the consolidated financial statements.

                             VASTAR RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEET

                                                               December 31,
                                                             -----------------
                                                               1998     1997
                                                             -------- --------
                                                               (Millions of
                                                                 Dollars)
ASSETS
Current assets:
  Cash and cash equivalents................................. $    4.3 $   10.2
  Accounts receivable:
    Trade...................................................    110.0    132.5
    Related parties.........................................    130.9    111.6
  Inventories...............................................     10.2      9.9
  Prepaid expenses and other................................     37.5     24.7
                                                             -------- --------
      Total current assets..................................    292.9    288.9
Oil and gas properties and equipment, net...................  2,220.8  1,591.4
Other long-term assets......................................     60.3     44.5
                                                             -------- --------
      Total assets.......................................... $2,574.0 $1,924.8
                                                             ======== ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable:
    Trade................................................... $  179.2 $  248.6
    Related parties.........................................      9.8     60.7
  Accrued liabilities.......................................     61.5     50.2
                                                             -------- --------
      Total current liabilities.............................    250.5    359.5
Long-term debt..............................................  1,288.6    672.1
Deferred liabilities and credits............................    205.4    213.6
Deferred income taxes.......................................    214.3    174.1
                                                             -------- --------
      Total liabilities.....................................  1,958.8  1,419.3

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, $0.01 par value: authorized, 110,000,000
 shares; issued and outstanding, 97,403,340 shares at
 December 31, 1998 and 97,304,127 shares at December 31,
 1997.......................................................      1.0      1.0
Capital in excess of par value of stock.....................    457.4    454.9
Accumulated earnings........................................    156.8     49.6
                                                             -------- --------
      Total stockholders' equity............................    615.2    505.5
                                                             -------- --------
      Total liabilities and stockholders' equity............ $2,574.0 $1,924.8
                                                             ======== ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             VASTAR RESOURCES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      For the years ended
                                                          December 31,
                                                     ------------------------
                                                      1998    1997     1996
                                                     ------  -------  -------
                                                     (Millions of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.......................................... $136.4  $ 240.5  $ 220.0
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization..........  352.0    288.6    275.9
  Net change in deferred taxes......................   40.2     71.9     (6.0)
  Dry hole expense and amortization of unproved
   properties.......................................  119.2     86.5    109.6
  Gain on asset sales...............................  (21.3)   (14.6)   (13.1)
  Net change in accounts receivable, inventories and
   accounts payable................................. (117.4)    95.7    (38.7)
  Other.............................................  (61.2)   (13.4)   (14.4)
                                                     ------  -------  -------
    Net cash provided by operating activities.......  447.9    755.2    533.3
                                                     ------  -------  -------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties and equipment,
 including dry hole costs........................... (794.1)  (629.5)  (522.2)
Proceeds from asset sales...........................   47.7     18.3     15.5
Other...............................................    2.8    (21.0)      --
                                                     ------  -------  -------
  Net cash used by investing activities............. (743.6)  (632.2)  (506.7)
                                                     ------  -------  -------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock............................    2.5      0.8      0.2
Proceeds from long-term debt........................  474.3    145.5    629.0
Repayment of long-term debt......................... (157.8)  (251.8)  (610.0)
Dividends...........................................  (29.2)   (29.2)   (29.2)
                                                     ------  -------  -------
    Net cash provided (used) by financing
     activities.....................................  289.8   (134.7)   (10.0)
                                                     ------  -------  -------
Net increase (decrease) in cash and cash
 equivalents........................................   (5.9)   (11.7)    16.6
Cash and cash equivalents at beginning of year......   10.2     21.9      5.3
                                                     ------  -------  -------
Cash and cash equivalents at end of year............ $  4.3  $  10.2  $  21.9
                                                     ======  =======  =======

Supplemental cash flow information:
  Cash paid for interest............................ $ 55.9  $  47.9  $  50.9
                                                     ======  =======  =======
  Cash received for income taxes.................... $ 85.5  $  66.7  $   3.7
                                                     ======  =======  =======



   The accompanying notes are an integral part of the consolidated financial statements.

                             VASTAR RESOURCES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                        Common
                                        Stock           Additional Accumulated
                                        Shares   Common  Paid-in    Earnings
                                        Issued   Stock   Capital    (Deficit)
                                      ---------- ------ ---------- -----------
                                                     (Millions of Dollars)
Balance, January 1, 1996............. 97,250,001  $1.0    $453.9       $(352.5)
  Exercise of stock options..........     10,550    --       0.2            --
  Cash dividends declared ($0.30 per
   share)............................         --    --        --         (29.2)
  Net income.........................         --    --        --         220.0
                                      ----------  ----    ------       -------
Balance, December 31, 1996........... 97,260,551   1.0     454.1        (161.7)
  Exercise of stock options..........     43,576    --       0.8            --
  Cash dividends declared ($0.30 per
   share)............................         --    --        --         (29.2)
  Net income.........................         --    --        --         240.5
                                      ----------  ----    ------       -------
Balance, December 31, 1997........... 97,304,127   1.0     454.9          49.6

  Exercise of stock options..........     99,213    --       2.5            --
  Cash dividends declared ($0.30 per
   share)............................         --    --        --         (29.2)
  Net income.........................         --    --        --         136.4
                                      ----------  ----    ------       -------
Balance, December 31, 1998........... 97,403,340  $1.0    $457.4       $ 156.8
                                      ==========  ====    ======       =======


   The accompanying notes are an integral part of the consolidated financial statements.

                             VASTAR RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation of the Company and Basis of Presentation.

   Vastar Resources, Inc. is one of the leading independent (non-integrated) oil and gas companies in the United States. We operate our business and report our operations as one business segment. We are engaged in the exploration, development and production of natural gas, crude oil and natural gas liquids. Our four principal producing areas are offshore in the Gulf of Mexico and onshore in the Gulf Coast region (south Texas, southeast Texas and south Louisiana), the San Juan/Rockies region (northwest New Mexico, southwest Colorado and Wyoming) and the Mid-Continent region (northeast Texas, Oklahoma, northern Louisiana, Arkansas and Kansas). Effective September 1, 1997, we began marketing most of our natural gas through Southern Company Energy Marketing L.P., a limited partnership, owned by subsidiaries of Vastar and The Southern Company. We currently own a 40 percent interest in Southern Company Energy Marketing. Southern Company Energy Marketing began gas marketing on September 1, 1997, and power marketing on January 1, 1998. We directly market our proprietary crude oil and NGLs nationwide.

   We account for our interest in Southern Company Energy Marketing using the equity method of accounting. Therefore, for periods after September 1, 1997, our consolidated results no longer reflect gas marketing activities in the individual line items of the financial statements.

   ARCO (Atlantic Richfield Company) owns 80,000,001 shares (82.1 percent) of our outstanding common stock. Vastar and ARCO have entered into an agreement granting ARCO certain rights as a stockholder of Vastar. In order to allow ARCO to continue to include Vastar as part of its "affiliated group" for federal income tax purposes, this agreement gives ARCO the cumulative, continuing right to purchase from us, at the then-current market price, the number of shares of common stock or preferred stock, or both, as may be necessary to preserve that status. For additional information relating to the relationships between Vastar and ARCO, see Note 5 to the Notes to Consolidated Financial Statements in this Form 10-K.

2. Summary of Significant Accounting Policies.

 Principles of Consolidation

   Our consolidated financial statements include the accounts of all subsidiaries and ventures in which we hold an interest. All material intercompany balances and transactions are eliminated. Investments in affiliates over which we can exercise influence and in which we own between 20 percent and 50 percent are accounted for using the equity method.

 Cash Equivalents

   Cash equivalents consist of highly liquid investments, such as time deposits, certificates of deposit and marketable securities other than equity securities with original maturities of three months or less. Cash equivalents are stated at cost, which approximates market value.

 Oil and Gas Properties

   Oil and gas properties are accounted for using the successful efforts method. Under this method, all development costs and acquisition costs of proved properties are capitalized and amortized on a unit-of-production basis over the remaining life of proved developed reserves and proved reserves, respectively. Costs of drilling exploratory wells are initially capitalized, and later charged to expense if and when a well is determined to be unsuccessful. Oil and gas unproved property costs are capitalized and amortized on a composite basis, considering past success experience and average property life.

   We determine whether an oil and gas property impairment has occurred by estimating the undiscounted expected future net cash flows of our oil and gas properties at a field level and compare such cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. For those oil and gas properties for which the carrying amount exceeds the undiscounted estimated future cash flows, an impairment loss may be determined to exist. If an impairment loss is determined to exist, the carrying

                             VASTAR RESOURCES, INC.

amount of such properties is adjusted to their estimated net fair value based on relevant market information or discounted cash flows.

   The costs of retired, sold or abandoned properties that constitute a part of an amortization base are charged or credited, net of proceeds, to the accumulated depreciation, depletion and amortization reserve. Gains or losses from the disposal of other properties are recognized in the current period. Expenditures for maintenance, repairs and minor renewals necessary to maintain properties in operating condition are expensed as incurred. Major replacements and renewals are capitalized. All properties are stated at the lower of cost or cost less any impairment recognition.

 General Plant

   General plant includes gas plants, pipelines, buildings, boats, vehicles, office furniture and equipment and other fixed assets. These items are recorded at cost and are written off on the straight-line method based on the expected lives of the individual assets or groups of assets.

 Inventories

   Inventories are comprised principally of materials and supplies, and are stated at the lower of cost (determined on an average basis) or market. Product inventories are stated at the lower of current market value or cost and represent approximately 20 percent of total year-end inventory. Cost is determined under the last-in, first-out (LIFO) method.

 Dismantlement, Restoration and Reclamation Costs

   The estimated costs, net of salvage value, of (i) dismantling facilities or projects with limited lives, or (ii) facilities that are required to be dismantled by contract, regulation or law and (iii) the estimated costs of restoration and reclamation of land associated with these projects, are accrued on a unit-of-production basis during operations and classified as a deferred liability. Such costs are included in depreciation, depletion and amortization charges in the current period.

 Income Taxes

   Vastar and its subsidiaries join with ARCO and ARCO's domestic subsidiaries in filing a consolidated federal income tax return. Vastar and ARCO are parties to a tax sharing agreement which requires Vastar as a member of ARCO's consolidated tax group to pay its share of the group's federal income taxes to ARCO. Vastar's share of these taxes is generally the amount of federal income tax it would have to pay if Vastar and its subsidiaries filed tax returns as a separate tax group. Under the tax sharing agreement, Vastar is able to use its
Section 29 tax credits to reduce its federal income tax payments to ARCO by the greater of (i) the amount of these credits which could be used by Vastar if its consolidated tax liability was calculated on a stand-alone tax basis and (ii) the amount of these credits used by the ARCO consolidated tax group, in each case, less a 3.25 percent discount on certain credits. Section 29 tax credits that are not used by Vastar in the current year under the tax sharing agreement can generally be carried forward and used in subsequent tax years.

   Pursuant to the Internal Revenue Code, Section 29 tax credits can be used to reduce the ARCO consolidated tax group's regular income tax liability after foreign tax credits (the "Regular Tax"), but not below the ARCO consolidated tax group's tentative minimum tax liability. If Section 29 tax credits are not used by the ARCO consolidated tax group due to this limitation, then the portion of the unused credits that does not exceed the Regular Tax is carried forward to be used in a subsequent year. For more information on taxes, see
Note 10 of the Notes to Consolidated Financial Statements in this Form 10-K.

   State tax expense is computed using the applicable average tax rates for both unitary and nonunitary state filings. State franchise taxes are also calculated on a stand-alone basis.

 Revenue Recognition

   Revenue is normally recognized from jointly owned properties as oil and gas is produced and sold for our account. An overlift (i.e., when we sell gas

                             VASTAR RESOURCES, INC.

in excess of our entitlement) is recorded as a liability if it is significant in quantity and the remaining underground reserves are not sufficient to satisfy the deficiency. Underlifts (i.e., when we sell less gas than our entitlement) are recorded only when contracts specify that lifting imbalances be settled in cash. Overlifts and underlifts to be settled in cash are recorded as adjustments to revenue. The recorded lifting imbalances at December 31, 1998 and 1997, were insignificant.

 Hedging and Related Activities

   We use various financial instruments for non-trading purposes in the normal course of our business to manage and reduce price volatility and other market risks associated with our natural gas and petroleum liquids production. This activity is referred to as hedging. Our hedging instruments have the effect of locking in the prices we will receive for the volumes and the time periods identified in the instruments. These arrangements are structured to reduce our exposure to commodity price decreases, but they can also limit the benefit we might otherwise receive from commodity price increases. Our risk management activity is generally accomplished through exchange-traded futures and over-the-counter options. These agreements are accounted for as hedges using the deferral method of accounting. Gains and losses resulting from these transactions are deferred and included in other assets or accrued liabilities, as appropriate, until recognized as operating income in our Consolidated Statement of Income as the physical production required by the contracts is delivered.

   The cash flows related to any recognized gains or losses associated with these hedges are reported as cash flows from operations. If the hedge is terminated prior to expected maturity, gains or losses are deferred and included in income in the same period as the physical production required by the contracts is delivered.

   We also use derivative instruments in the form of interest rate swaps. These swaps primarily serve to hedge against interest rate exposure. These agreements are accounted for as hedges using the accrual method of accounting. The differences to be paid or received on swaps designated as hedges are included in interest expense during the period to which the payment or receipt relates. The related amounts payable to, or receivable from, the counterparties are included in other assets or accrued liabilities. The cash flows related to any recognized gains or losses associated with these hedges are reported as cash flows from operations.

   The conditions to be met for a derivative instrument to qualify as a hedge are the following: (i) the item to be hedged exposes Vastar to price or interest rate risk; (ii) the derivative reduces our risk exposure and is designated as a hedge at the time the derivative contract is entered into; and
(iii) at the inception of the hedge and throughout the hedge period there is a high correlation of changes in the market value of the derivative instrument and the fair value of the underlying item being hedged.

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

                             VASTAR RESOURCES, INC.

   Estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the estimated future development, dismantlement and abandonment costs used in determining amortization provisions.

 Reclassifications
   Certain previously reported amounts have been restated to conform to classifications adopted in 1998.

3. Net Sales and Other Operating Revenues.

   Net sales and other operating revenues are as follows for the years ended December 31:

                                                   1998      1997       1996
                                                 --------  ---------  ---------
                                                    (Millions of Dollars)
Sales and other operating revenues:
  Unrelated parties............................. $  778.5  $ 2,782.5  $ 3,111.3
  Related parties(1)............................    823.9      524.1      270.5
                                                 --------  ---------  ---------
    Total.......................................  1,602.4    3,306.6    3,381.8

Less:
  Purchases(2)..................................   (704.3)  (2,254.5)  (2,372.6)
  Delivery expense..............................    (11.1)     (65.7)     (63.4)
                                                 --------  ---------  ---------
Net sales and other operating revenues.......... $  887.0  $   986.4  $   945.8
                                                 ========  =========  =========

--------
(1) The weighted average lifting and purchase cost per Mcfe associated with proprietary production and third-party purchased volumes multiplied by the related party sales volumes results in average costs of $696.1 million for 1998, $409.0 million for 1997 and $186.1 million for 1996. The increase in related party sales is the result of the transfer of Vastar's gas marketing activities to Southern Company Energy Marketing in September 1997.

(2) Includes purchases from related parties at a cost of $116.4 million for 1998, $196.7 million for 1997 and $23.8 million for 1996.

4. Southern Company Energy Marketing L.P.

   In August 1997, we entered into a Formation Agreement with Southern Energy, Inc. (a subsidiary of The Southern Company) to create a new energy services company by combining most of the natural gas and power trading and marketing operations of the two companies. The new company is named Southern Company Energy Marketing L.P. Southern Company Energy Marketing is managed through subsidiaries of Southern Energy and Vastar. Southern Company Energy Marketing's core business is trading and marketing natural gas, electricity and other energy-related commodities. It also provides energy and energy-related commodities, products and services to wholesale and retail customers in North America. Southern Company Energy Marketing began gas marketing on September 1, 1997, and power marketing on January 1, 1998.

   Under the Formation Agreement, Southern Energy contributed its Atlanta-based energy marketing and trading operations, previously conducted by Southern Energy Trading and Marketing, Inc., to Southern Company Energy Marketing. Vastar contributed most of the operations of its Vastar Gas Marketing, Inc. and Vastar Power Marketing, Inc. subsidiaries. Vastar's gas processing plant assets and related businesses and certain of Vastar's contracts with cogeneration facilities were not contributed to Southern Company Energy Marketing. Southern Energy paid Vastar a cash payment of $40 million and has an initial 60 percent ownership interest in Southern Company Energy Marketing, with Vastar holding an initial 40 percent interest. Vastar recorded a pre-tax gain of $17.7 million resulting from this transaction in the first quarter of 1998 as other revenue. Our equity investment in Southern Energy Marketing of $34.6 million is reflected as other long-term assets in our consolidated balance sheet. On July 1, 2001, Southern Energy's interest will increase to 75 percent and Vastar's interest will decrease to 25

                             VASTAR RESOURCES, INC.

percent. Vastar will not receive any additional payment from Southern Energy for this 15 percent interest.

   For the first five years of operation, we are entitled to receive minimum cash distributions from Southern Company Energy Marketing of $20 million for the year 1998, $20 million for the year 1999, $25 million for the year 2000, $30 million for the year 2001 and $30 million for the year 2002. Our receipt of these cash distributions is subject to certain exceptions. Southern Company Energy Marketing did not have sufficient 1998 net income to pay Vastar its $20 million minimum distribution amount for 1998. Southern Energy has advised us that they believe an exception to our receipt of the 1998 minimum distribution applies. This alleged exception relates to contract defaults by certain third parties with which Southern Company Energy Marketing did business. On the basis of current information, Vastar disagrees with Southern Energy's position and will be working with Southern Energy to appropriately resolve this matter. Because there is an amount in dispute, we recognized revenues of only $15 million for our 1998 minimum cash distributions in our 1998 statement of income.

   During 2002, Southern Energy has an option to purchase an additional 5 percent interest in Southern Company Energy Marketing from us for $80 million. On January 1, 2003, we have an option to sell to certain subsidiaries of Southern Energy our remaining interest for $210 million (or $130 million if Southern Energy's $80 million option has been exercised). Under limited conditions, Southern Energy has an additional option to purchase our entire interest in Southern Company Energy Marketing for $580 million (or $500 million if the Southern Energy $80 million option has been exercised) or a certain multiple of Southern Company Energy Marketing's earnings, whichever is higher. This option expires December 31, 2007.

   Vastar and Southern Energy have agreed to guarantee some of the obligations of Southern Company Energy Marketing. The Board of Governors of Southern Company Energy Marketing sets the total amount of guarantees that can be issued. Vastar and Southern Energy have agreed to indemnify each other for their share of any amounts paid under these guarantees. Each company's share is equal to its ownership percentage in Southern Company Energy Marketing at the time Southern Company Energy Marketing incurs the guaranteed obligation. In any year, our obligation to indemnify Southern Energy is limited to the amount that we have received from Southern Company Energy Marketing in excess of the minimum cash distributions described above for that year. Similarly, if we have not received our minimum cash distribution from Southern Company Energy Marketing in any year, Southern Energy has agreed to indemnify us for all amounts paid by us under these guarantees for that year. These indemnification obligations of Vastar and Southern Company Energy Marketing are subject to certain limitations.

   We have also entered into a long-term Gas Purchase and Sale Agreement with Southern Company Energy Marketing for a primary term expiring on December 31, 2007. Under this agreement we committed to sell, and Southern Company Energy Marketing committed to purchase (subject to certain partial releases or early termination provisions), substantially all the natural gas produced and owned or controlled by us within the lower 48 states of the United States, Canada and Mexico, at market-based prices. This agreement excludes certain volumes of our natural gas production from the commitment and also we have reserved certain additional rights, including gas processing rights. The agreement requires that we make available to Southern Company Energy Marketing a minimum monthly quantity of natural gas, which can be purchased by us on the open market, if necessary. Natural gas sales under this contract began September 1, 1997.

   Southern Company Energy Marketing's obligations to pay us under the Gas Purchase and Sale Agreement and our minimum cash distributions described above and amounts due to us on the exercise of our option described above are guaranteed by Southern Energy. If Southern Energy does not maintain in effect an investment grade rating from Moody's or Standard & Poors, Southern Energy has agreed to provide credit enhancement to secure the payment of these guaranteed obligations.

                             VASTAR RESOURCES, INC.

As of February 22, 1999, Southern Energy maintains the required investment grade rating.

   We account for our interest in Southern Company Energy Marketing using the equity method of accounting. Therefore, for periods after September 1, 1997, our consolidated results no longer reflect gas marketing activities in the individual line items of the financial statements.

5. Related Party Transactions and Cost Allocations.

   In October 1993, Vastar and ARCO (including ARCO subsidiaries) entered into a series of agreements which, among other things, included an accounting and land administration services agreement, a technical services agreement and a corporate services agreement. These agreements were developed in connection with the establishment of Vastar by ARCO, and, therefore, were not the result of arm's-length negotiations between independent parties.

   The accounting and land administration services agreement included accounting, internal control, royalty administration, land administration and the computer services associated with these activities. This agreement terminated as of January 1, 1995. The technical services agreement includes a variety of oil and gas technical services and information technology services. The provisions for information technology under this agreement terminated on October 31, 1995, while the remaining portion of the agreement is for an indefinite term. Under the corporate services agreement, ARCO provides us various financial, legal, insurance, internal audit and other administrative services and we provide ARCO with certain financial and other services as agreed. This agreement provides for an indefinite term. Charges under each of these service agreements are determined based on usage or other methods that we believe to be reasonable.

   As part of our marketing efforts, Vastar has and will sell and purchase crude oil and NGLs to ARCO on a month-to-month basis at market-based prices.

   Pursuant to a working capital loan arrangement, Vastar and Southern Energy have agreed to loan Southern Company Energy Marketing up to $50 million. Vastar's commitment to make working capital loans expires on December 31, 2000 and is limited to $20 million. This amount corresponds to Vastar's 40 percent interest in Southern Company Energy Marketing. Vastar and Southern Energy are parties to an Intercreditor Agreement pursuant to which either party may make advances to Southern Company Energy Marketing and seek a corresponding reimbursement of the other party's pro rata share of the advance. Southern Company Energy Marketing also has a $150 million credit facility agreement with a group of banks. Upon default under this facility, Vastar has agreed to allow the outstanding bank loans to be paid prior to the payment of any amounts owed to Vastar under the working capital loan. At December 31, 1998, Southern Company Energy Marketing had no amounts owed to Vastar for working capital advances made to Southern Company Energy Marketing pursuant to this arrangement. At December 31, 1997, $9.6 million was owed by Southern Company Energy Marketing to Vastar under this arrangement.

   Vastar has entered into a Gas Purchase and Sale Agreement with Southern Company Energy Marketing in which Vastar committed to sell, and Southern Company Energy Marketing committed to purchase, substantially all of the gas produced and owned or controlled by Vastar within the lower 48 states of the United States, Canada and Mexico, at market-based prices. Natural gas sales under this contract began September 1, 1997. Vastar also purchases natural gas from Southern Company Energy Marketing pursuant to an agreement effective September 1, 1997. See Note 4 of the Notes to Consolidated Financial Statements in this form 10-K for further information.

                             VASTAR RESOURCES, INC.

   An analysis of related party settlements for the years ended December 31, 1998, 1997 and 1996 was as follows:

                                                         1998    1997    1996
                                                        ------  ------  ------
                                                            (Millions of
                                                              Dollars)
   Sales to ARCO and its affiliates.................... $119.8  $206.3  $270.5
   Sales to Southern Company Energy Marketing..........  704.0   317.8      --
   Purchases from ARCO.................................  (32.9)  (25.8)  (23.8)
   Purchases from Southern Company Energy Marketing....  (83.6) (170.9)     --
   Administrative fees paid to ARCO (net)..............  (15.9)  (16.2)  (14.1)
   Tax settlements received from ARCO..................   86.4    68.7     4.8
   Loans to Southern Company Energy Marketing..........     --     9.6      --
   Vastar Offshore debt owed to ARCO...................  300.0      --      --

 Vastar Offshore

   During October 1998, we purchased from ARCO 100 percent of the capital stock of Vastar Offshore, Inc. for approximately $437.0 million in cash and debt. We paid $137 million in cash and Vastar Offshore's $300.0 million debt to ARCO remains outstanding. For purposes of the Statement of Cash Flows the $300.0 million debt to ARCO is a non-cash financing and investing activity. The debt is due March 9, 2003. Vastar Offshore was known as Western Midway Company when it was a wholly-owned subsidiary of ARCO.

   The acquisition was accomplished through a three-company transaction involving Vastar, ARCO and Mobil Exploration & Producing U.S. Inc. At the time we acquired Vastar Offshore, Vastar Offshore traded with Mobil certain California properties for 23 producing fields in the Gulf of Mexico and other related assets. Following the exchange, ARCO sold to Vastar 100 percent of the capital stock of Vastar Offshore.

   The purchase price was negotiated between ARCO and us. A special committee of our board of directors also approved the transaction. No member of the special committee was an officer or employee of the Company or a director, officer or employee of ARCO.

   The acquisition has been accounted for as a purchase. The operating results of Vastar Offshore have been included in our consolidated financial statements since the date of acquisition.

   The following pro forma information is presented for informational purposes only and is not indicative of the results of future operations or the results of historical operations had the acquisition of Vastar Offshore occurred as of January 1, 1997.

                                                                  Pro forma
                                                               Information for
                                                               the Year Ended
                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
                                                                (Millions of
                                                               Dollars, except
                                                                  per share
                                                                  amounts)
Net sales and other operating revenues....................... $1,075.1 $1,256.8
Net income................................................... $  138.9 $  271.4
Basic earnings per share..................................... $   1.43 $   2.79
Diluted earnings per share................................... $   1.42 $   2.78

                             VASTAR RESOURCES, INC.

6. Oil and Gas Properties and Equipment.

   Oil and gas properties and equipment, at cost, and related accumulated depreciation, depletion and amortization were as follows at December 31:

                                                               1998     1997
                                                             -------- --------
                                                               (Millions of
                                                                 Dollars)
   Proved properties........................................ $5,665.8 $4,739.1
   Unproved properties......................................    284.2    256.8
   General plant............................................    225.9    193.9
                                                             -------- --------
   Total oil and gas properties and equipment...............  6,175.9  5,189.8
   Less accumulated depreciation, depletion and
    amortization............................................  3,955.1  3,598.4
                                                             -------- --------
   Net...................................................... $2,220.8 $1,591.4
                                                             ======== ========

   We recognized a non-cash pre-tax charge of $32.8 million in 1998, $13.1 million in 1997 and $9.4 million in 1996 related to the impairment of oil and gas properties which is included in depreciation, depletion and amortization expense.

   Our expenses for maintenance and repairs were $57.4 million in 1998, $55.0 million in 1997 and $35.9 million in 1996.

7. Accrued Liabilities.

   Accrued liabilities were as follows at December 31:

                                                                    1998  1997
                                                                    ----- -----
                                                                     (Millions
                                                                    of Dollars)
   Unrealized hedging gains........................................ $15.6 $ 0.8
   Hedging payable.................................................    --   7.9
   Property and production taxes...................................   9.0  12.9
   Payroll liabilities.............................................   9.4   9.0
   Interest........................................................  11.7   7.6
   Other...........................................................  15.8  12.0
                                                                    ----- -----
     Total......................................................... $61.5 $50.2
                                                                    ===== =====

8. Long-term Debt.

   Long-term debt was comprised of the following at December 31:

                                                                  1998    1997
                                                                -------- ------
                                                                 (Millions of
                                                                   Dollars)
   8.75% Notes, due 2005....................................... $  149.6 $149.4
   6.95% Notes, issued November 1996, due 2006*................     75.0   75.0
   6.96% Notes, issued February 1997, due 2007*................     75.0   75.0
   6.39% Notes, issued January 1998, due 2008*.................     50.0     --
   6.00% Putable/Callable Notes, due 2010......................    100.0     --
   Notes due to ARCO, due 2003.................................    300.0     --
   Revolving Credit Agreement..................................    320.0     --
   Commercial Paper............................................    219.0  372.7
                                                                -------- ------
     Total..................................................... $1,288.6 $672.1
                                                                ======== ======

--------
* Issuances pursuant to the Medium-Term Note Program.

                             VASTAR RESOURCES, INC.

 Revolving Credit Agreement

   In December 1993, Vastar borrowed $1.25 billion under an unsecured, revolving credit agreement. The effective rate of this borrowing during 1998 averaged 5.6 percent. At December 31, 1998, $320.0 million was outstanding under this facility. As of December 31, 1997, commitments under this facility, as amended to date, totaled $1.1 billion and the commitment expires March 31, 2002. The agreement contains certain covenants, the most restrictive of which
(i) require Vastar to maintain minimum levels of tangible stockholders' equity and maintain certain financial ratios, (ii) restrict our ability to encumber its assets and (iii) may restrict, under certain circumstances, our ability to pay dividends.

   The net proceeds received from issuing the debt described above were primarily for general obligations of Vastar.

 Commercial Paper Program

   In the fourth quarter of 1996, we established a $1.1 Billion Commercial Paper Program. Under this program we can sell up to $1.1 billion (outstanding at any one time) of unsecured notes with maturities of up to 270 days. Sales of our notes are made in non-public transactions to qualified institutional and other sophisticated investors. In the agreements relating to this program, we agreed to maintain credit lines sufficient to support payment of the notes. At December 31, 1998, we had $219.0 million of commercial paper notes outstanding under the program as compared to $372.7 million on December 31, 1997. The interest rate on the notes fluctuates during the year as notes are repaid and reissued at market interest rates. The average interest rate on all of our commercial paper borrowing during 1998 was 5.7 percent. The interest rate on the debt that was outstanding on December 31, 1998 was 6.0 percent. During 1997, the interest rate on our commercial paper borrowings averaged 5.7 percent. The interest rate on debt that was outstanding on December 31, 1997 was 6.2 percent.

 $500 Million Shelf Registration for Debt Securities

   On November 14, 1994, Vastar filed a registration statement with the Securities and Exchange Commission covering the issuance of up to $500 million of debt securities. As of December 31, 1998, $150 million of 8.75 percent unsecured notes, due in 2005, had been issued pursuant to this registration statement.

   In the second quarter of 1995, we established a $250 Million Medium-Term Note Program pursuant to this registration statement. In November 1996, we issued $75.0 million of 6.95 percent unsecured Notes due November 2006 pursuant to the Medium-Term Note Program. In February of 1997, we issued $75.0 million of 6.96 percent unsecured Notes due February 2007 pursuant to the Medium-Term Note Program. During January 1998, we issued $50.0 million of 6.39 percent unsecured Notes due January 2008 pursuant to the Medium-Term Note Program. To date $200.0 million of notes have been issued under the Medium-Term Note Program. The net proceeds from the November 1996, February 1997 and January 1998 issuances were used for the general obligations of Vastar.

   In April 1998, we issued $100.0 million of 6.00% Putable/Callable Notes due April 20, 2000/2010. These notes are subject to a put and a call on April 20, 2000. The notes were issued under the Indenture, dated as of January 1, 1995, as supplemented. The $99.9 million in net proceeds received from the sale of the notes were used to pay down debt incurred under our commercial paper program. The holders of these notes have the right to require us to purchase the notes on April 20, 2000 under certain terms and conditions. This right is called a "put." The holders may be required to sell the notes to us on April 20, 2000 under certain terms and conditions. The term for this right is a "call." We sold our call right to Union Bank of Switzerland, London branch, and received $2.5 million, which was also used to pay down debt we incurred under our commercial paper program.

 Related Party Debt

   In October 1998, we acquired Vastar Offshore which owed $300.0 million to ARCO. This debt is due March 9, 2003 and has an interest rate which is an agreed upon amount in excess of the London Interbank Offered Rate (a benchmark from which

                            VASTAR RESOURCES, INC.

commercial interest rates are often set). The interest rate on this debt averaged 5.4 percent in 1998. The interest rate at December 31, 1998 was 5.4 percent.

 $300 Million Shelf Registration for Debt Securities

   In November 1998, we filed with the SEC a Form S-3 Registration Statement for the issuance of up to $300.0 million of debt securities. As of December 31, 1998, no debt securities had been issued under this registration statement.

 Additional Information

   The estimated fair value of total long-term debt was $1,320.4 million at December 31, 1998 and $696.9 million at December 31, 1997. The fair value of Vastar's long-term debt was based on quoted market prices.

   Vastar periodically enters into interest rate swap agreements with the objective of managing interest rate risk. In 1998, we entered into an interest rate swap covering $100.0 million related to the putable/callable notes. The swap effectively changed the 6.0 percent fixed rate to a floating rate. In 1998, the effective interest rate we paid on these notes was 5.6 percent. As of December 31, 1997, Vastar had no outstanding interest rate swaps. The financial impact of the swaps settled in 1998 was immaterial and no interest rate swaps were settled in 1997.

9. Deferred Liabilities and Credits.

   Deferred liabilities and credits were as follows at December 31:

                                                                   1998   1997
                                                                  ------ ------
                                                                  (Millions of
                                                                    Dollars)
   Dismantlement and restoration................................. $126.8 $139.6
   Pension and postretirement benefits...........................   25.8   23.6
   Deferred compensation.........................................   14.0   10.1
   Self insurance................................................   12.5   12.5
   Severance, sales and use taxes................................   12.0   12.0
   Other.........................................................   14.3   15.8
                                                                  ------ ------
     Total....................................................... $205.4 $213.6
                                                                  ====== ======

   We accrue amounts for the dismantling of facilities and plugging and abandonment of wells on a unit-of-production basis. We accrued expenses of approximately $13.2 million in 1998, $7.1 million in 1997 and $2.0 million in 1996 and paid approximately $22.1 million in 1998, $17.1 million in 1997 and $10.1 million in 1996 to plug and abandon wells, dismantle fields, facilities or projects and restore, reclaim and rehabilitate the land associated with those projects.

10. Taxes.

 Income Taxes

   The components of the income tax benefit were comprised of the following for the years ended December 31:

                                                         1998     1997    1996
                                                        -------  ------  ------
                                                        (Millions of Dollars)
   Federal:
     Current........................................... $(124.5) $(80.7) $ (3.7)
     Deferred..........................................    38.0    69.9    (7.3)
                                                        -------  ------  ------
       Total federal...................................   (86.5)  (10.8)  (11.0)
                                                        -------  ------  ------
   State:
     Current...........................................    (0.9)    2.9     2.4
     Deferred..........................................     2.2     2.0     1.3
                                                        -------  ------  ------
       Total state.....................................     1.3     4.9     3.7
                                                        -------  ------  ------
   Income tax benefit.................................. $ (85.2) $ (5.9) $ (7.3)
                                                        =======  ======  ======

                            VASTAR RESOURCES, INC.

   Reconciliation of income tax expense with tax at the federal statutory rate is as follows for the years ended December 31:

                                                       1998     1997    1996
                                                      -------  ------  ------
                                                      (Millions of Dollars)
   Income before income taxes........................ $  51.2  $234.6  $212.7
                                                      =======  ======  ======
   Tax at statutory rate.............................    17.9    82.1    74.4
   Increase in taxes resulting from state income
    taxes (net of federal effect)....................     0.9     3.2     2.5
   Tax credits and other.............................  (104.0)  (91.2)  (84.2)
                                                      -------  ------  ------
   Income tax benefit................................ $ (85.2) $ (5.9) $ (7.3)
                                                      =======  ======  ======

   The major components of the net deferred tax liability were comprised of the following at December 31:

                                                                   1998   1997
                                                                  ------ ------
                                                                  (Millions of
                                                                    Dollars)
   Depreciation, depletion and amortization...................... $284.1 $247.2
   Other.........................................................    9.4    2.7
                                                                  ------ ------
     Total deferred tax liabilities..............................  293.5  249.9
                                                                  ------ ------
   Tax credits carried forward(1)................................   16.1    7.2
   Dismantlement and restoration.................................   39.5   44.0
   Self insurance................................................    4.4    4.4
   Pension and postretirement benefits...........................    9.0    8.3
   Deferred compensation.........................................    4.9    3.5
   Other.........................................................    5.3    8.4
                                                                  ------ ------
     Total deferred tax assets...................................   79.2   75.8
                                                                  ------ ------
     Net deferred income tax liability........................... $214.3 $174.1
                                                                  ====== ======

--------
(1) See Note 2 of the Notes to Consolidated Financial statements in this Form 10-K for additional information on tax credits.

 Taxes Other Than Income Taxes

   Taxes other than income taxes were comprised of the following for the years ended December 31:

                                                               1998  1997  1996
                                                               ----- ----- -----
                                                                 (Millions of
                                                                   Dollars)
   Production/severance....................................... $29.2 $34.4 $26.6
   Property...................................................  12.9   9.8   9.7
   Payroll and other..........................................   5.2   5.8   4.9
                                                               ----- ----- -----
     Total.................................................... $47.3 $50.0 $41.2
                                                               ===== ===== =====

                             VASTAR RESOURCES, INC.

11. Stockholders' Equity.

 Additional Shares of Common Stock Authorized

   At the Annual Meeting of Stockholders held on May 15, 1996, stockholders voted to amend Vastar's Restated Certificate of Incorporation to authorize an additional 10 million shares of common stock. After adoption of the amendment, Vastar had 110 million shares of common stock authorized to be issued, of which 97,403,340 shares were issued and outstanding as of December 31, 1998.

 Dividends

   During 1998, 1997 and 1996, Vastar paid quarterly cash dividends on its common stock of $0.075 per share totaling $0.30 per share, or $29.2 million, each year.

12. Commitments and Contingencies.

   Our operations and financial position continue to be affected from time to time in varying degrees by domestic and foreign political developments as well as legislation and regulations pertaining to restrictions on oil and gas production, imports and exports, natural gas regulation, tax increases, environmental regulations and cancellation of contract rights. Both the likelihood of such occurrences and their overall effect on us vary greatly and are not predictable. These uncertainties are part of a number of items that we have taken and will continue to take into account in periodically establishing accounting reserves.

   Vastar and ARCO have agreements whereby we have agreed to indemnify ARCO against certain claims or liabilities. Our indemnity obligations cover claims and liabilities which could be made against ARCO relating to ARCO's historical ownership and operation of the properties transferred by ARCO to us upon the formation of Vastar. They also included liabilities under laws relating to the protection of the environment and the workplace and liabilities arising out of certain litigation described in the agreement. ARCO has agreed to indemnify us with respect to other claims and liabilities and other litigation matters not related to our business or properties as reflected in our consolidated financial statements.

   In September 1996, we entered into a contract with Diamond Offshore Drilling Company for the major upgrade and operation of a semisubmersible drilling rig, Ocean Victory, for a three-year deepwater drilling program in the Gulf of Mexico, which began in November 1997. Since November 1997, scheduled increases in the day rates and our request of Diamond to make improvements to the rig resulted in higher remaining contract costs. This contract has a remaining life as of December 31, 1998 of 2.2 years and a remaining cost of $134.0 million. This amount does not take into consideration any reimbursement that we might receive from partners or potential partners.

   In December 1998, we finalized an agreement with R&B Falcon Drilling Co. for the operation of a semisubmersible, ultra-deepwater drilling rig, for a three-year deepwater drilling program in the Gulf of Mexico. This drilling program is scheduled to commence in 2001. This contract is for three years and has an anticipated cost of approximately $220.0 million, before any reimbursement from partners or potential partners and operating cost escalations. We have several options relating to the term and pricing of the contract including the option to extend the term of the contract for up to five additional years.

   Vastar and Southern Energy have agreed to guarantee certain obligations of Southern Company Energy Marketing. Refer to Note 4 of these Notes to Consolidated Financial Statements in this Form 10-K for a description of these obligations.

   Vastar has significant credit risk exposure to Southern Company Energy Marketing and Southern Energy. The credit risk exposure consists of three principal items. First, Southern Company Energy Marketing has promised to make certain minimum cash distributions to Vastar. Southern Energy has guaranteed this obligation as well as the amounts due to Vastar upon the exercise of Vastar's option to sell its remaining interest on January 1, 2003. Second, Southern Company Energy Marketing is obligated to pay, and Southern Energy has guaranteed payment, for gas purchased under the Gas Purchase and Sale Agreement between Vastar and Southern Company Energy Marketing, pursuant to which Vastar has agreed to sell substantially all of its production to Southern Company Energy Marketing. Third, Vastar has been indemnified by Southern Energy, with certain limitations, with

                             VASTAR RESOURCES, INC.

respect to amounts which Vastar may be required to pay under guarantees which Vastar has issued to secure certain obligations of Southern Company Energy Marketing. If Southern Energy does not maintain in effect an investment grade rating from Moody's or Standard & Poors, Southern Energy has agreed to provide credit enhancement to secure the payment of these guaranteed obligations. As of February 22, 1999, Southern Energy maintains the required investment grade rating.

   We have performed and continue to perform ongoing credit evaluations of our other customers and generally do not require collateral on our credit sales. Any amounts anticipated as uncollectible are charged to income and credited to a valuation account. The amounts included in the allowance for uncollectible accounts at December 31, 1998, 1997 and 1996 were insignificant.

   Prices for oil and natural gas are subject to wide fluctuation in response to changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer product demand, weather conditions, governmental regulations, political conditions and overall economic conditions.

   We and our subsidiaries are involved in a number of lawsuits, all of which have arisen in the ordinary course of our business. We believe that any ultimate liability resulting from any of these suits will not have a material adverse effect on our financial position or results of operations.

13. Exploration Expense.

   Exploration expense for the years ended:

                                                               December 31,
                                                           --------------------
                                                            1998   1997   1996
                                                           ------ ------ ------
                                                               (Millions of
                                                                 Dollars)
Dry hole costs............................................ $ 84.2 $ 56.5 $ 82.6
Geological and geophysical................................   39.3   42.4   45.0
Unproved properties amortization..........................   35.0   30.0   27.0
Staff.....................................................   42.4   39.0   25.9
Lease rentals.............................................    9.7    7.6    5.9
                                                           ------ ------ ------
  Total................................................... $210.6 $175.5 $186.4
                                                           ====== ====== ======

14. Earnings Per Share ("EPS").

                                                  1998       1997       1996
                                               ---------- ---------- ----------
Basic EPS
Income available to common shareholders
 (millions of dollars)........................ $    136.4 $    240.5 $    220.0
Average shares of stock outstanding........... 97,350,575 97,275,646 97,255,970
Basic EPS..................................... $     1.40 $     2.47 $     2.26
Diluted EPS
Income available to common shareholders
 including impact of conversions (millions of
 dollars)..................................... $    136.4 $    240.5 $    220.0
Incremental shares assuming the exercise of
 stock options................................    523,104    318,529    230,701
Average shares of stock outstanding plus
 effect of dilutive securities................ 97,873,679 97,594,175 97,486,671
Diluted EPS................................... $     1.39 $     2.46 $     2.26

                             VASTAR RESOURCES, INC.

15. Postretirement Benefit Plans.

   We sponsor postretirement benefit plans. Our defined benefit pension plans provide pension benefits to substantially all of our employees. The benefits are based on years of service and the employee's compensation, primarily during the last three years of service. We have the right to modify the plans at any time.

   Other postretirement benefit plans provide health care and life insurance to substantially all of our employees who retire with Vastar having rendered the required years of service, along with their spouses and eligible dependents. Health care benefits are provided primarily through comprehensive indemnity plans. Currently, we pay approximately 80 percent of the cost of such plans. Life insurance benefits are based primarily on the employee's final compensation and are also partially paid for by retiree contributions, which vary based on coverage chosen by the retiree. We have the right to modify the plans at any time.

                                                                    Other
                                            Pension Benefits      Benefits
                                            ------------------  --------------
                                              1998      1997     1998    1997
                                            --------  --------  ------  ------
                                               (in Millions of Dollars)
Plan obligations:
  Benefit obligation at January 1.......... $   67.2  $   60.8  $ 14.2  $ 12.6
    Service cost...........................      3.8       4.0     1.1     0.9
    Interest cost..........................      4.7       4.4     1.0     0.9
    Actuarial loss (gain)..................      3.3      (1.7)    0.4    (0.2)
    Benefits paid..........................     (3.3)     (0.3)   (0.1)     --
                                            --------  --------  ------  ------
  Benefit obligation at December 31........ $   75.7  $   67.2  $ 16.6  $ 14.2
                                            ========  ========  ======  ======
Plan assets:
  Fair value of assets at January 1........ $   66.4  $   57.2  $   --  $   --
    Actual return on assets................      8.8       8.8      --      --
    Company contributions..................      0.2       0.7      --      --
    Benefits paid..........................     (3.3)     (0.3)     --      --
                                            --------  --------  ------  ------
  Fair value of assets at December 31...... $   72.1  $   66.4  $   --  $   --
                                            ========  ========  ======  ======
    Funded status of the plan.............. $   (3.6) $   (0.8) $(16.6) $(14.2)
    Unrecognized transition obligation
     (asset)...............................     (4.5)     (4.9)     --      --
    Unrecognized prior service cost........      2.2       2.4      --      --
    Unrecognized actuarial loss (gain) and
     other.................................     (2.0)     (4.5)   (1.3)   (1.6)
                                            --------  --------  ------  ------
Total recognized (accrued)................. $   (7.9) $   (7.8) $(17.9) $(15.8)
                                            ========  ========  ======  ======

   The projected benefit obligations, accumulated benefit obligations, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of the fair value of plan assets were as follows:

                                                                  December 31,
                                                                  -------------
                                                                   1998   1997
                                                                  ------ ------
                                                                  (in Millions
                                                                   of Dollars)
Projected benefit obligations.................................... $  6.5 $  5.9
Accumulated benefit obligations..................................    3.0    4.4
Fair value of plan assets........................................     --     --

                            VASTAR RESOURCES, INC.

   Weighted-average assumptions for both the pension and postretirement plans as of December 31:

                                                               1998  1997  1996
                                                               ----- ----- -----
Discount rate................................................. 6.90% 7.00% 7.30%
Expected return on plan assets................................ 10.5% 10.5% 10.5%
Rate of salary progression....................................  4.0%  4.0%  5.0%

   The weighted average annual assumed rate in the per capita cost of health care benefits was assumed to be 9.0 percent for 1996, 7.0 percent for 1997 to 2001, after which the rate decreases to 5.0 percent and remains at that level thereafter.

                                            Pension Benefits     Other Benefits
                                            -------------------  --------------
                                            1998   1997   1996   1998 1997 1996
                                            -----  -----  -----  ---- ---- ----
                                                (in Millions of Dollars)
Components of net periodic benefit cost:
  Service cost............................. $ 3.8  $ 4.0  $ 4.0  $1.1 $0.9 $0.9
  Interest cost............................   4.7    4.4    3.9   1.0  0.9  0.8
  Expected return on plan assets...........  (6.9)  (5.4)  (4.4)   --   --   --
  Amortization of unrecognized obligation
   at transition...........................  (0.4)  (0.4)  (0.4)   --   --   --
  Amortization of unrecognized prior
   service cost............................   0.2    0.2    0.2    --   --   --
  Recognized net actual loss (gain) and
   other...................................   0.1   (0.3)  (0.3)   --   --   --
                                            -----  -----  -----  ---- ---- ----
  Net periodic benefit cost................ $ 1.5  $ 2.5  $ 3.0  $2.1 $1.8 $1.7
                                            =====  =====  =====  ==== ==== ====

   If a one-percentage-point change is assumed, health care cost trend rates would have the following effects:

                                                       1-Percentage 1-Percentage
                                                          Point        Point
                                                         Decrease     Increase
                                                       ------------ ------------
                                                       (in Millions of Dollars)
Total of service and interest costs...................    $(2.6)        $3.2
Postretirement benefit obligation.....................    $(0.3)        $0.4

16. Financial Instruments.

   We use various financial instruments for non-trading purposes in the normal course of our business to manage and reduce price volatility and other market risks associated with our natural gas and petroleum liquids production. This activity is referred to as hedging. Hedging instruments have the effect of locking in the prices which we will receive for the volumes and the time periods identified in the instruments. These arrangements are structured to reduce our exposure to commodity price decreases, but they can also limit the benefit we might otherwise receive from commodity price increases. Our risk management activity is generally accomplished through exchange-traded futures and over-the-counter options. The counterparties to these transactions are principally major financial institutions and major oil and gas and other industrial companies; we do not anticipate nonperformance by the counterparties. We monitor the credit-worthiness of the counterparties.

   We realized approximately a $1.8 million pre-tax gain in 1998, $48.9 million pre-tax loss in 1997 and $57.4 million pre-tax loss in 1996, as a result of our hedging transactions for natural gas and crude oil.

   We hedged 28 percent of our gas production in 1998 and 1997 and 13 percent in 1996. We hedged 3 percent of our crude oil production in 1998, 32 percent in 1997 and 17 percent in 1996.

   The following table summarizes our open hedging positions as of December 31, 1998.

Financial                                           Average                     Weighted
Instrument           Time Period                    Volume                   Average Prices
----------           -----------                    -------                  --------------
Collars             Jan--Sept 1999                 200 MMcfd                  $2.30--$2.91
Puts Sold           Jan--Sept 1999                 200 MMcfd                  $1.98
Calls Sold          Jan--June 1999                 100 MMcfd                  $2.78

                             VASTAR RESOURCES, INC.

   A "collar" is a financial instrument or a combination of financial instruments which establishes a range of prices between a floor and a ceiling price relating to a commodity volume. This arrangement, in effect, allows us to receive no less than a stated floor price per Mcf and no more than a stated ceiling price per Mcf.

   A "put" is an option contract that gives the holder the right to sell the underlying commodity at a specified price for a certain fixed period of time.

   A "call" is an option contract that gives the holder the right to buy the underlying commodity at a specified price for a certain fixed period of time.

   As of December 31, 1998, the fair value (our unrealized pre-tax gain or loss) for our hedged natural gas transactions for 1999 would be a $15.6 million pre-tax gain. This hypothetical gain is calculated based on brokers' forward price quotes and NYMEX forward price quotes as of December 31, 1998, which averaged $1.98 per Mcf for 1999. We had no oil hedges outstanding as of December 31, 1998. The actual gains or losses which we will realize from our hedge transactions may vary significantly from the estimate due to the fluctuation of prices in the commodity markets. For example, a hypothetical 10 percent increase in the forward price quotes would reduce our unrealized gain by approximately $5.8 million. In order to calculate the hypothetical gain, the relevant variables are: (i) the type of commodity, (ii) the delivery price and
(iii) the delivery location. We do not take into account the time value of money because our hedging instruments are short-term. These calculations are used to analyze the gains and losses which we might realize on our financial hedging contracts and do not reflect the effects of price changes on our actual physical commodity sales. Natural gas prices fluctuated between $1.04 per Mcf and $2.64 per Mcf (Henry Hub) and crude oil prices fluctuated between $10.73 per Bbl and $17.83 per Bbl (NYMEX-WTI-at-Cushing) during 1998.

17. Stock Options.

   Options to purchase shares of our common stock have been granted to executives, outside directors and key employees. Generally, the exercise price of each stock option is equal to or greater than the fair market value of our common stock at the date of grant and stock options vest one year after the date of grant, become exercisable in increments of 25 percent per year and expire ten years after the date of grant. However, certain stock options granted to certain executive officers under Stock Option Conversion Agreements in connection with our 1994 initial public offering were granted at less than the $28.00 offering price and/or were exercisable upon the closing date of this offering. In addition, stock options granted to outside directors vest 30 days after grant and are exercisable six months after the date of grant. Transactions during 1998, 1997 and 1996 were as follows:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                              Shares     Price
                                                             ---------  --------
Balance, January 1, 1996.................................... 1,027,791   $28.33
  Granted...................................................   360,700    32.42
  Exercised.................................................   (10,550)   20.53
  Forfeited/Canceled........................................   (26,050)   31.93
                                                             ---------
Balance, December 31, 1996.................................. 1,351,891    29.41
  Granted...................................................   509,250    29.78
  Exercised.................................................   (43,576)   18.53
  Forfeited/Canceled........................................   (15,000)   30.90
                                                             ---------
Balance, December 31, 1997.................................. 1,802,565    30.83
  Granted...................................................   427,500    39.14
  Exercised.................................................   (99,213)   25.85
  Forfeited/Canceled........................................   (12,250)   34.38
                                                             ---------
Balance, December 31, 1998.................................. 2,118,602   $31.95
                                                             =========

                             VASTAR RESOURCES, INC.

   The following table shows the shares of common stock available for option and the weighted average fair value for options granted as of December 31:

                                                         1998    1997    1996
                                                        ------- ------- -------
Shares of common stock available for option............ 281,300 686,500 190,800
Weighted average fair value for options granted........ $ 16.94 $ 12.49 $ 13.72

   A summary of the status of Vastar's fixed stock options as of December 31, 1998 were as follows:

                                      Options Outstanding                  Options Exercisable
                         --------------------------------------------- ----------------------------
                           Number    Weighted Average                    Number
        Range of         Outstanding    Remaining     Weighted Average Exercisable Weighted Average
    Exercise Prices      at 12/31/98 Contractual Life  Exercise Price  at 12/31/98  Exercise Price
    ---------------      ----------- ---------------- ---------------- ----------- ----------------
$14.00 to $27.99........    250,390     6.1 years          $24.20        185,878        $23.90
$28.00 to $46.66........  1,868,212     6.8 years          $32.86        791,875        $31.02

   A summary of the status of Vastar's fixed stock options as of December 31, 1997 follows:

                                      Options Outstanding                  Options Exercisable
                         --------------------------------------------- ----------------------------
                           Number    Weighted Average                    Number
        Range of         Outstanding    Remaining     Weighted Average Exercisable Weighted Average
    Exercise Prices      at 12/31/97 Contractual Life  Exercise Price  at 12/31/97  Exercise Price
    ---------------      ----------- ---------------- ---------------- ----------- ----------------
$14.00 to $27.99........    283,728     7.1 years          $23.49        155,453        $22.17
$28.00 to $43.99........  1,518,837     7.4 years          $30.94        470,834        $29.73

   Vastar applies Accounting Principles Board Opinion No. 25, in accounting for its fixed stock options. Accordingly, no compensation cost for options granted has been recognized in the financial statements. Had compensation cost for stock options been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," our net income and earnings per share for the years ended December 31, 1998, 1997 and 1996 would have been the pro forma amounts indicated below:

                                                             1998   1997   1996
                                                            ------ ------ ------
Net income (millions):
  As reported.............................................. $136.4 $240.5 $220.0
  Pro forma................................................ $133.3 $238.3 $218.8
Basic earnings per share:
  As reported.............................................. $ 1.40 $ 2.47 $ 2.26
  Pro forma................................................ $ 1.37 $ 2.45 $ 2.25

   For purposes of determining the pro forma amounts presented above, the fair value of each stock option grant is estimated on the American binomial option pricing model with the following approximate weighted average assumptions:

                                              1998         1997         1996
                                          ------------ ------------ ------------
Dividend yield........................... 0.75 percent  1.0 percent 0.87 percent
Expected volatility...................... 27.1 percent 23.3 percent 25.6 percent
Interest rate............................  5.8 percent  6.6 percent  6.2 percent
Expected term............................      8 years      8 years      8 years

                             VASTAR RESOURCES, INC.

18. New Accounting Standards.

   In June 1997, the Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." We adopted this statement January 1, 1998. The new standard established new rules for the reporting of comprehensive income and its components. The new standard has had no impact on our net income, financial position, stockholders' equity or cash flows.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." We adopted this statement December 31, 1998. The new standard requires that companies make certain disclosures about each operating segment of their business. Since we operate in one segment within the United States, no additional disclosures are required in our financial statements.

   In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." We adopted this statement effective December 31, 1998. This standard establishes the disclosure requirements for pensions and other postretirement benefits and did not have an effect on our net income, financial position, stockholders' equity or cash flows.

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." We adopted SOP 98-1 during 1998. This statement establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. The impact of the statement was immaterial to our net income, financial position, stockholders' equity or cash flows.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all of our derivative and hedging instruments to be recognized in our statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented periodically. This standard is effective for financial statements for fiscal years beginning after June 15, 1999. We have not yet completed our evaluation of the impact of the provisions of this statement.

19. Subsequent Events.

   On January 20, 1999, Vastar declared a cash dividend of $0.075 per share on the common stock to be paid on March 9, 1999, to stockholders of record as of February 12, 1999.

   Under Vastar's Amended and Restated Long-Term Incentive Plan, the board of directors granted 454,530 stock options to our company officers and other key personnel on March 2, 1999.

                             VASTAR RESOURCES, INC.

20. Summary of Quarterly Results (Unaudited).

                                                        1998          1997
                                                     ------------ -------------
                                                       (Millions of dollars
                                                     except per share amounts)
Net revenues
  Quarter ended:
    March 31........................................ $     243.4  $       283.6
    June 30.........................................       228.7          229.9
    September 30....................................       217.3          231.8
    December 31.....................................       251.7          268.4
                                                     -----------  -------------
    Total........................................... $     941.1  $     1,013.7
                                                     ===========  =============
Income (loss) before income taxes
  Quarter ended:
    March 31........................................ $      32.6  $        67.2
    June 30.........................................        11.6           56.6
    September 30....................................        21.5           45.7
    December 31.....................................       (14.5)          65.1
                                                     -----------  -------------
    Total........................................... $      51.2  $       234.6
                                                     ===========  =============
Net income
  Quarter ended:
    March 31........................................ $      48.0  $        62.9
    June 30.........................................        32.8           58.3
    September 30....................................        37.6           52.4
    December 31.....................................        18.0           66.9
                                                     -----------  -------------
    Total........................................... $     136.4  $       240.5
                                                     ===========  =============
Basic earnings per share
  Quarter ended:
    March 31........................................ $      0.49  $        0.65
    June 30.........................................        0.34           0.60
    September 30....................................        0.39           0.54
    December 31.....................................        0.18           0.69

                            Supplemental Information

                        Oil and Gas Producing Activities

                                  (Unaudited)

   The SEC defines proved oil and gas reserves as those estimated quantities of crude oil, natural gas, and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. These estimates of petroleum reserves do not include probable or possible reserves.

   With regard to our reserve estimates for natural gas and NGLs, we own interests in nine gas processing plants in the Gulf of Mexico, Gulf Coast and Mid-Continent producing areas. As a result of this ownership interest, we have natural gas processing rights for proved reserves contractually or economically committed to these plants. These processing rights stem from a variety of contracts, including wet gas purchase, Btu keep-whole, and processing type agreements, that we are a party to as a plant owner. NGLs quantities include those volumes allocated to our leasehold interest (equity) in gas that is processed and those volumes attributable to our plant ownership resulting from processing equity and third-party gas. The related shrinkage in natural gas volumes resulting from processing has been excluded from the natural gas reserve quantities. Approximately 6 percent of our total reserves are attributable to our ownership in gas processing plants.

   Proved oil and gas reserve quantities are based on estimates prepared by our engineers in accordance with guidelines established by the SEC and approximately 58 percent were reviewed by Ryder Scott Company Petroleum Engineers, who are independent petroleum engineers. There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. Estimated net quantities of proved oil and gas reserves of Vastar were as follows:

                                                  Crude and  Natural Gas Natural
                                                  Condensate   Liquids     Gas
                                                   (MMBbl)     (MMBbl)    (Bcf)
                                                  ---------- ----------- -------
January 1, 1996
  Proved reserves................................    64.0       43.4      2,081
  Proved developed reserves......................    42.8       39.5      1,738
December 31, 1996
  Proved reserves................................    67.5       47.8      2,224
  Proved developed reserves......................    43.6       44.3      1,801
December 31, 1997
  Proved reserves................................    77.5       51.5      2,379
  Proved developed reserves......................    48.2       47.8      1,954
December 31, 1998
  Proved reserves................................   128.0       57.0      2,590
  Proved developed reserves......................    59.8       49.3      2,071

   The changes in proved reserves for each of the three years in the period ended December 31, 1998, were as follows:

                                                  Crude and  Natural Gas Natural
                                                  Condensate   Liquids     Gas
                                                   (MMBbl)     (MMBbl)    (Bcf)
                                                  ---------- ----------- -------
Reserves at January 1, 1996......................    64.0       43.4      2,081
Revisions of estimates...........................     2.7        3.5         95
Improved recovery................................     0.3        2.2         14
Purchases of minerals-in-place...................     1.9        3.9         94
Extensions and discoveries.......................    11.7        0.7        268
Production.......................................   (12.5)      (5.3)      (319)
Consumed in production...........................      --         --         (6)
Sales of minerals-in-place.......................    (0.6)      (0.6)        (3)
                                                    -----       ----      -----
Reserves at December 31, 1996....................    67.5       47.8      2,224
Revisions of estimates...........................     0.3        4.7        100
Improved recovery................................     0.6         --         16
Purchases of minerals-in-place...................     4.3        4.0        163
Extension and discoveries........................    17.5        2.0        210
Production.......................................   (12.7)      (5.8)      (322)
Consumed in production...........................      --         --         (5)
Sales of minerals-in-place.......................      --       (1.2)        (7)
                                                    -----       ----      -----
Reserves at December 31, 1997....................    77.5       51.5      2,379
Revisions of estimates...........................     4.1        6.0         42
Improved recovery................................     0.1         --          5
Purchases of minerals-in-place...................    22.3        3.1        262
Extension and discoveries........................    37.5        2.6        289
Production.......................................   (13.5)      (4.8)      (361)
Consumed in production...........................      --         --         (6)
Sales of minerals-in-place.......................      --       (1.4)       (20)
                                                    -----       ----      -----
Reserves at December 31, 1998....................   128.0       57.0      2,590
                                                    =====       ====      =====

   Costs, both capitalized and expensed, incurred in oil and gas producing activities (including operating overhead) were as follows for the years ended December 31:

                                                             1998   1997   1996
                                                            ------ ------ ------
                                                                (Millions of
                                                                  Dollars)
Property acquisition costs:
  Proved................................................... $463.4 $ 71.2 $ 51.0
  Unproved.................................................   52.5   89.7   68.3
Exploration costs..........................................  241.0  228.1  213.5
Development costs..........................................  411.7  315.5  256.8

   Results of operations for oil and gas producing activities (including operating overhead) were as follows for the years ended December 31:

                                                      1998     1997     1996
                                                     ------  -------- --------
                                                      (Millions of Dollars)
REVENUES
  Sales............................................. $903.3  $1,046.1 $  985.3
  Other revenues....................................   18.4      20.9     19.9
                                                     ------  -------- --------
    Total revenues..................................  921.7   1,067.0  1,005.2
EXPENSES
  Production costs..................................  213.6     203.9    177.2
  Exploration expenses..............................  210.6     175.5    186.4
  Depreciation, depletion and amortization..........  352.0     288.6    275.9
  Other operating expenses..........................   18.2      31.7     28.9
                                                     ------  -------- --------
  Income before income taxes........................  127.3     367.3    336.8
  Provision (benefit) for income taxes..............  (57.3)     42.4     37.8
                                                     ------  -------- --------
Results of operations for oil and gas producing
 activities......................................... $184.6  $  324.9 $  299.0
                                                     ======  ======== ========

   The difference between the above results of operations and the amounts reported in our Consolidated Statement of Income is primarily attributable to excluding (i) marketing and risk management related activities, (ii) general and administrative expense and (iii) interest expense.

   The standardized measure of discounted estimated future net cash flows and changes therein related to proved oil and gas reserves were as follows for the years ended December 31:

                                                       1998     1997     1996
                                                     -------- -------- --------
                                                       (Millions of Dollars)
Future cash inflows................................  $6,891.7 $7,106.2 $9,859.2
Future development and production costs............   2,853.0  2,245.1  2,295.4
Future income tax expense..........................     799.8  1,159.6  2,146.2
                                                     -------- -------- --------
Future net cash flows..............................   3,238.9  3,701.5  5,417.6
10% annual discount................................   1,092.4  1,264.3  1,757.5
                                                     -------- -------- --------
Standardized measure of discounted estimated future
 net cash flows....................................  $2,146.5 $2,437.2 $3,660.1
                                                     ======== ======== ========

   Primary changes in the standardized measure of discounted estimated future net cash flows are as follows:

                                                  1998       1997       1996
                                                ---------  ---------  --------
                                                   (Millions of Dollars)
Sales of oil and gas net of production costs..  $  (689.7) $  (842.2) $ (808.1)
Extensions, discoveries and improved recovery,
 less related costs...........................      371.7      338.0     639.3
Purchases/Sales...............................      256.0      181.3     210.7
Revisions of estimates of reserves proved in
 prior years:
  Quantity estimates..........................       71.4      127.7     227.6
  Net changes in price and production costs...   (1,203.4)  (2,671.2)  1,407.7
Accretion of discount.........................      308.4      502.1     298.7
Development costs incurred during the period..      411.7      315.4     256.8
Net change in income taxes....................      224.5      714.2    (683.3)
Other.........................................      (41.3)     111.8    (198.2)
                                                ---------  ---------  --------
Net change....................................  $  (290.7) $(1,222.9) $1,351.2
                                                =========  =========  ========

   Vastar's estimate of future cash inflows was generated by applying year-end prices to the projected future sale of proved reserves, plus incremental revenue from long-term contractual arrangements existing at year end. Year-end cash market natural gas prices for eight trading hubs for the week of December 28, 1998, formed the basis for regional natural gas pricing standards. The year-end cash market crude oil price for West Texas Intermediate on the last trading day of 1998 formed the basis for the crude oil price standard. Individual wellhead prices were generated against these pricing standards using historical processing and transportation differentials.

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

   It should be recognized that applying current costs and prices and a 10 percent standard discount rate does not convey absolute value. The discounted amounts arrived at are only one measure of the value of proved reserves.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Item 13. Certain Relationships and Related Transactions.

   Information regarding our executive officers is included in Part I. For the other information called for by Items 10, 11, 12 and 13, reference is made to our definitive proxy statement for our 1999 Annual Meeting of Stockholders, to be held on May 19, 1999, which will be filed with the SEC within 120 days after December 31, 1998, and which is incorporated herein by reference, except for the material included under the captions "Report of Compensation Committee" and "Performance Graph."

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) The following documents are filed as part of this report:

 1 and 2 Financial Statements and Financial Statement Schedules: These
         documents are listed in the Index to Consolidated Financial Statements in Item 8 hereof.
 3       Exhibits:
 3.1     Second Restated Certificate of Incorporation of Vastar Resources, Inc.
         filed with the State of Delaware on May 17, 1996 (filed as Exhibit 3 to Vastar's report on Form 10-Q for the quarterly period ended June
         30, 1996)
 3.2     By-Laws of Vastar (filed as Exhibit 3.2 to Vastar's report on Form 10-
         K for the year ended December 31, 1994)
 4.1     Form of certificate evidencing Common Stock (filed on June 23, 1994 as
         Exhibit 4 to Amendment No. 4 to Vastar's Registration Statement on
         Form S-1) (Registration No. 33-74536)
 4.2(a)  Indenture dated as of January 1, 1995 between Vastar and NationsBank of Texas, N.A. (filed as Exhibit 4.2 to Vastar's report on Form 10-K for the year ended December 31, 1994)
 4.2(b)  Supplemental Indenture, dated May 18, 1995, by and among Vastar,
         NationsBank of Texas, N.A., Harris Trust and Savings Bank and Bank of
         Montreal Trust Company, effective May 25, 1995 (filed as Exhibit 4 to
         Vastar's Current Report on Form 8-K dated May 5, 1995)
 4.2(c)  Second Supplemental Indenture, dated as of April 16, 1998, by and among the Company, Harris Trust and Savings Bank, as trustee, and Bank of Montreal Trust Company, as paying agent (filed as Exhibit 4 to
         Vastar's report on Form 10-Q for the quarterly period ended March 31,
         1998)
10.1(a)  $800,000,000 Credit Agreement, dated as of May 5, 1995, among Vastar, the Banks Parties thereto, the Co-Agents listed therein and Morgan
         Guaranty Trust Company of New York, as Agent (filed as Exhibit 10.3 to
         Vastar's Current Report on Form 8-K dated May 5, 1995)
10.1(b)  Amendment No. 1 to Credit Agreement, dated as of March 29, 1996, among
         Vastar, the Banks Parties thereto, the Co-Agents listed therein and
         Morgan Guaranty Trust Company of New York, as Agent (filed as Exhibit
         10 to Vastar's report on Form 10-Q for the quarterly period ended
         March 31, 1996)
10.1(c)  Amended and Restated Credit Agreement, dated as of March 31, 1997, among Vastar, the Banks Parties thereto, the Co-Agents listed therein and Morgan Guaranty Trust Company of New York, as Agent (filed as
         Exhibit 10.1 to Vastar's report on Form 10-Q for the quarterly period ended June 30, 1997)
10.1(d)  Amendment No. 1 to Credit Agreement, dated as of April 30, 1998, among
         Vastar, the Banks Parties thereto, the Co-Agents listed therein and
         Morgan Guaranty Trust Company of New York, as Agent (filed as Exhibit
         10 to Vastar's report on Form 10-Q for the quarterly period ended June
         30, 1998)
10.2     General Conveyance and Assumption Agreement, dated October 8, 1993, modified as of December 13, 1993 and December 22, 1993, between Vastar and ARCO (Atlantic Richfield Company) (filed on January 28, 1994 as
         Exhibit 10.2 to Vastar's Registration Statement on Form S-1)
         (Registration No. 33-74536)
10.3     Cross-Indemnification Agreement, dated as of October 1, 1993, between
         Vastar and ARCO (filed on January 28, 1994 as Exhibit 10.3 to Vastar's
         Registration Statement on Form S-1) (Registration No. 33-74536)

10.4(a)  Tax Sharing Agreement, dated as of October 1, 1993, between Vastar and
         ARCO (filed on January 28, 1994 as Exhibit 10.4 to Vastar's
         Registration Statement on Form S-1) (Registration No. 33-74536)
10.4(b)  First Amendment to Tax Sharing Agreement, dated as of June 1, 1995, between Vastar, F&H Pipeline Company, Grant Gathering Company,
         Wilburton Hub, Inc., Vastar Gas Marketing, Inc. and ARCO (filed as
         Exhibit 10 to Vastar's report on Form 10-Q for the quarterly period ended June 30, 1995)
10.4(c)  Second Amendment to Tax Sharing Agreement, dated as of January 1,
         1995, between Vastar and its subsidiaries that are signatories thereto and ARCO (filed as Exhibit 10 to Vastar's report on Form 10-Q for the quarterly period ended March 31, 1997)
10.5     Corporate Services Agreement, dated as of February 22, 1994, between
         Vastar and ARCO (filed on March 23, 1994 as Exhibit 10.5 to Amendment
         No. 1 to Vastar's Registration Statement on Form S-1) (Registration
         No. 33-74536)
10.6     ARCO Exploration and Production Technology Technical Services
         Agreement, dated as of October 1, 1993, between Vastar and ARCO (filed on January 28, 1994 as Exhibit 10.7 to Vastar's Registration Statement
         on Form S-1) (Registration No. 33-74536)
10.7     Insurance Services Agreement, dated as of March 24, 1994, between
         Vastar and ARCO (filed on May 26, 1994 as Exhibit 10.8 to Amendment
         No. 2 to Vastar's Registration Statement on Form S-1) (Registration
         No. 33-74536)
10.8     Agreement for the Purchase and Sale of Natural Gas Liquids, dated
         December 21, 1993, between Vastar and ARCO (filed on January 28, 1994 as Exhibit 10.9 to Vastar's Registration Statement on Form S-1)
         (Registration No. 33-74536)
10.9     Technology Assignment Agreement, dated as of October 1, 1993, between
         Vastar and ARCO (filed on January 28, 1994 as Exhibit 10.11 to
         Vastar's Registration Statement on Form S-1) (Registration No. 33-
         74536)
10.10    Technology Undivided Interest Assignment Agreement, dated as of
         October 1, 1993, between Vastar and ARCO (filed on January 28, 1994 as
         Exhibit 10.12 to Vastar's Registration Statement on Form
         S-1) (Registration No. 33-74536)
10.11    Information Technology License Agreement, dated as of October 1, 1993, between Vastar and ARCO (filed on January 28, 1994 as Exhibit 10.13 to
         Vastar's Registration Statement on Form S-1) (Registration No. 33-
         74536)
10.12    Intellectual Property License Agreement, dated as of October 1, 1993, between Vastar and ARCO (filed on January 28, 1994 as Exhibit 10.14 to
         Vastar's Registration Statement on Form S-1) (Registration No. 33-
         74536)
10.13    Third Party Technology Assignment Agreement, dated as of October 1,
         1993, between Vastar and ARCO (filed on January 28, 1994 as Exhibit
         10.15 to Vastar's Registration Statement on Form S-1) (Registration
         No. 33-74536)
10.14    Share Purchase Option and Business Opportunities Agreement, dated as of May 19, 1994, between Vastar and ARCO (filed on June 7, 1994 as
         Exhibit 10.16 to Amendment No. 3 to Vastar's Registration Statement on
         Form S-1) (Registration No. 33-74536)
10.15    Form of Company's Indemnity Agreement with officers and directors
         (filed on January 28, 1994 as Exhibit 10.17 to Vastar's Registration
         Statement on Form S-1) (Registration No. 33-74536)(2)
10.16    Gas Sales and Purchase Agreement, dated December 15, 1993, between
         Vastar Gas Marketing, Inc. and ARCO Permian, a Unit of ARCO (filed on
         January 28, 1994 as Exhibit 10.18 to Vastar's Registration Statement
         on Form S-1) (Registration No. 33-74536)

10.17(a) Annual Incentive Plan, as adopted by the Board of Directors of ARCO on November 26, 1984, and effective as of that date, as amended through February 28, 1994 (filed as Exhibit 10.6 to ARCO's report on
          Form 10-K for the year ended December 31, 1994)(2)
10.17(b)  Amendment No. 3 to ARCO's Annual Incentive Plan, effective as of
          January 1, 1995 (filed as Exhibit 10.6(b) to ARCO's report on Form
          10-K for the year ended December 31, 1995)(2)
10.17(c)  Amendment No. 4 to ARCO's Annual Incentive Plan, effective as of
          February 24, 1997 (filed as Exhibit 10.5(c) to ARCO's report on Form
          10-K for the year ended December 31, 1997)(2)
10.18(a) ARCO Executive Supplementary Savings Plan II, as amended, restated and effective as of July 1, 1988 (filed as Exhibit 10.6(b) to ARCO's report on Form 10-K for the year ended December 31, 1988)(2)
10.18(b) Amendment No. 1 to the ARCO Executive Supplementary Savings Plan II, as amended and effective as of January 1, 1989 (filed as Exhibit
          10.6(b) to ARCO's report on Form 10-K for the year ended December 31,
          1989)(2)
10.18(c) Amendment No. 2 to ARCO's Executive Supplementary Savings Plan II, as amended and effective as of July 1, 1994 (filed as Exhibit 10.4(c) to ARCO's report on Form 10-K for the year ended December 31, 1994)(2)
10.18(d) Amendment No. 3 to ARCO's Executive Supplementary Savings Plan II, as amended and effective as of August 5, 1996 (filed as Exhibit 10.4(d) to ARCO's report on Form 10-K for the year ended December 31,
          1996)(2)
10.19     ARCO's 1985 Executive Long-Term Incentive Plan, as adopted by the
          Board of Directors of ARCO on May 28, 1985, and effective as of that date, as amended through July 28, 1997 (filed as Exhibit 10.6 to ARCO's Report on Form 10-K for the year ended December 31, 1997)(2)
10.20(a) ARCO Supplementary Executive Retirement Plan, as adopted by the Board of Directors of ARCO on March 26, 1990 and effective on October 1,
          1990 (filed as Exhibit 10.2 to ARCO's report on Form 10-K for the year ended December 31, 1990)(2)
10.20(b) Amendment No. 1 to the ARCO Supplementary Executive Retirement Plan, effective as of March 22, 1993 (filed as Exhibit 10 to ARCO's report on Form 10-Q for the quarterly period ended June 30, 1993)(2)
10.20(c) Amendment No. 2 to ARCO's Supplementary Executive Retirement Plan, effective as of February 28, 1994 (filed as Exhibit 10.1(c) to ARCO's report on Form 10-K for the year ended December 31, 1995)(2)
10.20(d) Amendment No. 3 to ARCO's Supplementary Executive Retirement Plan, effective as of August 1, 1997 (filed as Exhibit 10.1(d) to ARCO's report on Form 10-K for the year ended December 31, 1997)(2)
10.21(a)  ARCO Executive Deferral Plan, as adopted by the Board of Directors of
          ARCO on March 26, 1990 and effective as of October 1, 1990 (filed as
          Exhibit 10.3 to ARCO's report on Form 10-K for the year ended
          December 31, 1990)(2)
10.21(b)  Amendment No. 1 to the ARCO Executive Deferral Plan, as effective
          July 27, 1992 (filed as Exhibit 10.2(b) to ARCO's report on Form 10-K for the year ended December 31, 1992)(2)
10.21(c)  Amendment No. 2 to ARCO's Executive Deferral Plan, effective as of
          February 28, 1994 (filed as Exhibit 10.2(c) to ARCO's report on Form
          10-K for the year ended December 31, 1995)(2)
10.21(d)  Amendment No. 3 to ARCO's Executive Deferral Plan, effective as of
          January 1, 1997 (filed as Exhibit 10.2(d) to ARCO's report on Form
          10-K for the year ended December 31, 1997)(2)

 10.22 ARCO Executive Life Insurance Plan -- Summary Plan Description, effective as of June 28, 1990 (filed as Exhibit 10.8 to ARCO's report on Form 10-K for the year ended December 31, 1993)(2)
 10.23(a) ARCO Executive Long-Term Disability Plan -- Summary Plan Description, effective as of January 1, 1994 (filed as Exhibit 10.9 to ARCO's report on Form 10-K for the year ended December 31, 1993)(2)
 10.23(b) Amendment No. 1 to ARCO's Executive Long-Term Disability Plan, effective as of February 28, 1994 (filed as Exhibit 10.9(b) to ARCO's report on Form 10-K for the year ended December 31, 1995)(2)
 10.24 Form of Indemnity Agreement adopted by the Board of Directors of ARCO on January 26, 1987 and executed in February 1987 by ARCO and each of its directors and officers (filed as Exhibit A to ARCO's 1987 Proxy
          Statement) (2)
 10.25    Vastar Policy on Financial Counseling and Individual Income Tax
          Service, effective January 1, 1994 (filed as Exhibit 10.29 to
          Vastar's report on Form 10-K for the year ended December 31, 1995)(2)
 10.26    ARCO's Policy on Financial Counseling and Individual Income Tax
          Service, as revised and effective January 1, 1997 (filed as Exhibit
          10.5 to ARCO's report on Form 10-K for the year ended December 31,
          1996)(2)
 10.27(a) Vastar Supplementary Executive Retirement Plan (filed as Exhibit
          10.34 to Vastar's report on Form 10-K for the year ended December 31,
          1994)(2)
 10.27(b) Amendment No. 1 to the Vastar Supplementary Executive Retirement
          Plan, effective as of November 1, 1997 (filed as Exhibit 10.34 to
          Vastar's Form 10-K for the year ended December 31, 1997)(2)
 10.28 Vastar Annual Incentive Plan (filed as Exhibit 10.35 to Vastar's report on Form 10-K for the year ended December 31, 1994)(2)
 10.29(a) Vastar Executive Long-Term Incentive Plan (filed as Exhibit 10.36 to
          Vastar's report on Form 10-K for the year ended December 31, 1994)(2)
 10.29(b) Vastar Amended and Restated Executive Long-Term Incentive Plan, effective March 5, 1998 (filed as Appendix A to Vastar's Proxy
          Statement dated March 23, 1998)(2)
 10.30(a) Vastar Executive Deferral Plan (filed as Exhibit 10.37 to Vastar's report on Form 10-K for the year ended December 31, 1994)(2)
 10.30(b) Amendment No. 1 to the Vastar Executive Deferral Plan, effective as of January 1, 1997 (filed as Exhibit 10.30(b) to Vastar's Form 10-K for the year ended December 31, 1997)(2)
 10.30(c) Amendment No. 2 to the Vastar Executive Deferral Plan, effective as of November 1, 1997 (filed as Exhibit 10.30(c) to Vastar's Form 10-K for the year ended December 31, 1997)(2)
 10.30(d) Amendment No. 3 to the Vastar Executive Deferral Plan, effective
          January 1, 1998 (filed as Exhibit 10.30(d) to Vastar's Form 10-K for the year ended December 31, 1997)(2)
 10.31    Vastar Stock Option Plan for Outside Directors (filed as Exhibit
          10.38 to Vastar's report on Form 10-K for the year ended December 31,
          1994)(2)
 10.32    Vastar Deferral Plan for Outside Directors (filed as Exhibit 10.39 to
          Vastar's report on Form 10-K for the year ended December 31, 1994)(2)
 10.33    Vastar Executive Life Insurance Plan (filed as Exhibit 10.40 to
          Vastar's report on Form 10-K for the year ended December 31, 1994)(2)
 10.34    Vastar Executive Long-Term Disability Plan (filed as Exhibit 10.41 to
          Vastar's report on Form 10-K for the year ended December 31, 1994)(2)

 10.35(a) Vastar Executive Supplementary Savings Plan (filed as Exhibit 10.42 to Vastar's report on Form 10-K for the year ended December 31,
          1994)(2)
 10.35(b) Amendment No. 1 to the Vastar Executive Supplementary Savings Plan,
          effective as of August 5, 1996 (filed as Exhibit 10.39(a) to Vastar's report on Form 10-K for the year ended December 31, 1996)(2)
 10.35(c) Amendment No. 2 to the Vastar Executive Supplementary Savings Plan,
          effective as of January 1, 1999(1)
 10.36    Conversion Agreement, dated as of May 23, 1994, between Vastar and
          Michael E. Wiley (filed on June 7, 1994 as Exhibit 10.43 to Amendment
          No. 3 to Vastar's Registration Statement on Form S-1) (Registration
          No. 33-74536)(2)
 10.37    Conversion Agreement, dated as of May 23, 1994, between Vastar and
          Steven J. Shapiro (filed on June 7, 1994 as Exhibit 10.44 to
          Amendment No. 3 to Vastar's Registration Statement on Form S-1)
          (Registration No. 33-74536)(2)
 10.38    Conversion Agreement, dated as of May 23, 1994, between Vastar and
          Charles D. Davidson (filed on June 7, 1994 as Exhibit 10.45 to
          Amendment No. 3 to Vastar's Registration Statement on
          Form S-1) (Registration No. 33-74536)(2)
 10.39    Conversion Agreement, dated as of May 23, 1994, between Vastar and
          Albert D. Hoppe (filed on June 7, 1994 as Exhibit 10.47 to Amendment
          No. 3 to Vastar's Registration Statement on Form S-1) (Registration
          No. 33-74536)(2)
 10.40    Conversion Agreement, dated as of May 23, 1994, between Vastar and
          Joseph P. McCoy (filed as Exhibit 10.48 to Amendment No. 3 to
          Vastar's Registration Statement on Form S-1) (Registration No. 33-
          74536)(2)
 10.41    Registration Rights Agreement, dated as of May 25, 1994, between ARCO and Vastar (filed on June 7, 1994 as Exhibit 10.49 to Amendment No. 3 to Vastar's Registration Statement on Form S-1) (Registration No. 33-
          74536)
 10.42    Vastar Retirement Plan for Outside Directors (filed as Exhibit 10.50 to Vastar's report on
          Form 10-K for the year ended December 31, 1994)(2)
 10.43    Vastar Executive Medical Insurance Plan Summary Plan Description,
          effective January 1, 1994 (filed as Exhibit 10.51 to Vastar's report on Form 10-K for the year ended December 31, 1994)(2)
 10.44    Vastar Comprehensive Management Medical Plan Summary Plan
          Description, effective January 1, 1994 (filed as Exhibit 10.52 to
          Vastar's report on Form 10-K for the year ended December 31, 1994)(2)
 10.45    Vastar Comprehensive Management Medical Plan, Summary of Material
          Modifications, effective January 1, 1995 (filed as Exhibit 10 to
          Vastar's report on Form 10-Q for the quarterly period ended June 30,
          1996)(2)
 10.46    Formation Agreement, dated as of August 8, 1997, by and between
          Southern Energy Holdings, Inc. and Vastar Resources, Inc. (filed as
          Exhibit 10.2 to Vastar's report on Form 10-Q for the quarterly period ended June 30, 1997)
 10.47    Gas Purchase and Sale Agreement, dated effective as of September 1,
          1997, by and between Vastar Resources, Inc. and Southern Company
          Energy Marketing L.P. (filed as Exhibit 10 to Vastar's report on Form
          10-Q for the quarterly period ended September 30, 1997)
 10.48    Stock Purchase Agreement, dated as of August 4, 1998, by and between
          Atlantic Richfield Company and Vastar Resources, Inc. (filed as
          Exhibit 10.1 to Vastar's report on Form 8-K dated October 31, 1998)

10.49  Amendment No. 1 to Stock Purchase Agreement, dated as of August 12,
       1998, by and between Atlantic Richfield Company and Vastar Resources,
       Inc. (filed as Exhibit 10.2 to Vastar's report on Form 8-K dated October
       31, 1998)
10.50  Amendment No. 2 to Stock Purchase Agreement, dated as of October 30,
       1998, by and between Atlantic Richfield Company and Vastar Resources,
       Inc. (filed as Exhibit 10.3 to Vastar's report on Form 8-K dated October
       31, 1998)
12     Computation of Ratio of Earnings to Fixed Charges(1)
21     List of Subsidiaries of Vastar(1)
23.1   Consent of PricewaterhouseCoopers LLP(1)
23.2   Consent of Ryder Scott Company Petroleum Engineers(1)
27     Financial Data Schedule(1)
99.1   Review Letter of Ryder Scott Company Petroleum Engineers(1)

--------
   Unless otherwise noted, these exhibits are incorporated by reference to the filings with the SEC as described. Vastar's SEC File Number is 1-13108. ARCO's SEC File Number is 1-1196.
(1) Filed herewith.
(2) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K. Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Corporate Secretary.

   (b) Reports on Form 8-K.

       Date of Report      Item Nos.                Financial Statements
       --------------      ---------                --------------------
      October 31, 1998      2 and 7        (i) Statement of Combined
                                           Revenues and Direct
                                           Operating Revenues,
                                           relating to certain oil and gas assets
                                           from certain subsidiaries
                                           of Mobil Oil Corporation
                                           (ii) Pro Forma Combined
                                           Financial Statements

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          VASTAR RESOURCES, INC.
                                          (Registrant)

                                                 /s/ Charles D. Davidson
                                          By:__________________________________
                                                   Charles D. Davidson
                                              President and Chief Executive
                                                         Officer

                                          Date: March 4, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              Signature                      Title                   Date
              ---------                      -----                   ----

   /s/  Jimmie D. Callison           Director                  March 4, 1999
-----------------------------------
        Jimmie D. Callison

   /s/    Terry G. Dallas            Director                  March 4, 1999
-----------------------------------
          Terry G. Dallas

   /s/  Charles D. Davidson          President, Chief          March 4, 1999
-----------------------------------   Executive Officer and
        Charles D. Davidson           Director (principal
                                      executive officer)

   /s/   Marie L. Knowles            Director                  March 4, 1999
-----------------------------------
         Marie L. Knowles

   /s/   Robert C. LeVine            Director                  March 4, 1999
-----------------------------------
         Robert C. LeVine

   /s/    Joseph P. McCoy            Vice President and        March 4, 1999
-----------------------------------   Controller
          Joseph P. McCoy             (principal
                                      accounting officer)

   /s/  William D. Schulte           Director                  March 4, 1999
-----------------------------------
        William D. Schulte

   /s/   Steven J. Shapiro           Senior Vice               March 4, 1999
-----------------------------------   President,
         Steven J. Shapiro            Chief Financial
                                      Officer and
                                      Director (principal
                                      financial officer)

   /s/   Michael E. Wiley            Chairman of the           March 4, 1999
-----------------------------------   Board
         Michael E. Wiley

                              INDEX TO EXHIBITS

Exhibit
  No.                         Exhibit Description
-------                       -------------------
10.35(c)   Amendment No. 2 to the Vastar Executive Supplementary Savings Plan,
           effective as of January 1, 1999(1)
12         Computation of Ratio of Earnings to Fixed Charges(1)
21         List of Subsidiaries of Vastar(1)
23.1       Consent of PricewaterhouseCoopers LLP(1)
23.2       Consent of Ryder Scott Company Petroleum Engineers(1)
27         Financial Data Schedule(1)
99.1       Review Letter of Ryder Scott Company Petroleum Engineers(1)

--------
(1) Filed herewith.