Form 10-Q
period 1999-03-31
VASTAR RESOURCES INC
filed 1999-04-29
CIK 918252

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
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

                               YES [X]    NO [_]

  NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF MARCH 31, 1999: 97,412,140.

                       PART I.  FINANCIAL INFORMATION

                             VASTAR RESOURCES, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                        CONSOLIDATED STATEMENT OF INCOME


                                          For the Three Months Ended
                                                    March 31,
                                         ----------------------------
                                              1999           1998
                                         --------------   -----------
                                         (Millions of dollars, except
                                              per share amounts)
REVENUES
Net sales and other operating
 revenues.............................          $221.2        $217.4
Earnings from equity affiliate........             5.0           5.3
Other revenues........................            13.2          20.7
                                                ------        ------
  Net revenues........................           239.4         243.4
                                                ------        ------
EXPENSES
Operating expenses....................            50.5          34.5
Exploration expenses..................            39.0          68.2
Selling, general and administrative
 expenses.............................            12.7          12.0
Taxes other than income taxes.........             8.8          13.0
Depreciation, depletion and
 amortization.........................           113.3          70.5
Interest..............................            20.5          12.6
                                                ------        ------
  Total expenses......................           244.8         210.8
                                                ------        ------
Income (loss) before income taxes.....            (5.4)         32.6
Income tax benefit....................           (24.4)        (15.4)
                                                ------        ------
  Net income..........................          $ 19.0        $ 48.0
                                                ======        ======
Basic earnings per share..............          $ 0.20        $ 0.49
                                                ======        ======
Diluted earnings per share............          $ 0.19        $ 0.49
                                                ======        ======
Cash dividends paid per share
of common stock.......................          $0.075        $0.075
                                                ======        ======


       The accompanying notes are an integral part of these statements.

                             VASTAR RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                     March 31,   December 31,
                                                       1999          1998
                                                     ---------   ------------
                                                      (Millions of dollars)
ASSETS
Current assets:
 Cash and cash equivalents.........................   $   11.0       $    4.3
 Accounts receivable:
  Trade............................................      105.5          110.0
  Related parties..................................       77.1          130.9
 Inventories.......................................        9.4           10.2
 Prepaid expenses and other assets.................       23.9           37.5
                                                      --------       --------
  Total current assets.............................      226.9          292.9

Oil and gas properties and equipment, net..........    2,236.6        2,220.8
Other long-term assets.............................       69.2           60.3
                                                      --------       --------
  Total assets.....................................   $2,532.7       $2,574.0
                                                      ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable:
  Trade............................................   $  174.4       $  179.2
  Related party....................................       10.3            9.8
 Accrued liabilities...............................       40.8           61.5
                                                      --------       --------
   Total current liabilities.......................      225.5          250.5

Long-term debt.....................................    1,276.1        1,288.6
Deferred liabilities and credits...................      207.3          205.4
Deferred income taxes..............................      196.6          214.3
                                                      --------       --------
  Total liabilities................................    1,905.5        1,958.8

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized,
 110,000,000 shares;  issued and outstanding,
 97,412,140 shares as of  March 31, 1999 and
 97,403,340 shares as of December 31, 1998.........        1.0            1.0
Capital in excess of par value of stock............      457.7          457.4
Accumulated earnings...............................      168.5          156.8
                                                      --------       --------
  Total stockholders' equity.......................      627.2          615.2
                                                      --------       --------
 Total liabilities and stockholders' equity........   $2,532.7       $2,574.0
                                                      ========       ========

        The accompanying notes are an integral part of these statements.

                             VASTAR RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                         For the Three Months Ended
                                                                 March 31,
                                                        ----------------------------
                                                            1999            1998
                                                        -------------   ------------
                                                             (Millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...........................................        $  19.0        $  48.0
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization...........          113.3           70.5
  Deferred income taxes..............................          (17.7)           5.5
  Dry hole expense and undeveloped leasehold
    amortization.....................................           14.1           35.8
  Gain on asset sales................................           (8.5)         (17.9)
  Earnings from equity affiliate.....................           (5.0)          (5.3)
  Net change in accounts receivable, inventories
    and accounts payable.............................           54.8          (26.1)
  Other..............................................          (16.4)         (20.5)
                                                             -------        -------
Net cash provided by operating activities............          153.6           90.0
                                                             -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties and equipment,
   including dry hole costs..........................         (141.8)        (171.3)
Proceeds from asset sales............................           13.9           40.5
Other................................................            0.5            2.5
                                                             -------        -------
Net cash used by investing activities................         (127.4)        (128.3)
                                                             -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock.............................            0.3            0.2
Proceeds from long-term debt issuance................          632.8           68.3
Repayments of long-term debt.........................         (645.3)         (24.7)
Dividends paid.......................................           (7.3)          (7.3)
                                                             -------        -------
Net cash provided (used) by financing activities.....          (19.5)          36.5
                                                             -------        -------
Net change in cash and cash equivalents..............            6.7           (1.8)

Cash and cash equivalents at beginning of period.....            4.3           10.2
                                                             -------        -------
Cash and cash equivalents at end of period...........        $  11.0        $   8.4
                                                             =======        =======

 The accompanying notes are an integral part of these statements.

                             VASTAR RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.  INTRODUCTION.

  The accompanying financial statements are unaudited and have been prepared from our records. In the opinion of our management, these financial statements reflect all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of our financial position and results of operations in conformity with generally accepted accounting principles. These statements are presented in accordance with the requirements of Regulation S-X, which does not require all disclosures normally required by generally accepted accounting principles or those normally required on Form 10-K. These interim financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 1998 and the related Notes contained in our Form 10-K for the year ended December 31, 1998. Certain previously reported amounts have been restated to conform to classifications adopted in 1999.


NOTE 2.   NET SALES AND OTHER OPERATING REVENUES.

                                          For the Three Months Ended
                                                  March 31,
                                         ----------------------------
                                             1999            1998
                                         -------------   ------------
                                            (Millions of dollars)
Sales and other operating revenues:
 Unrelated parties....................        $ 188.6        $ 216.6
 Related parties (1)..................          165.2          191.3
                                              -------        -------
  Total...............................          353.8          407.9

Less:
 Purchases (2)........................         (130.3)        (188.6)
 Delivery expense.....................           (2.3)          (1.9)
                                              -------        -------
Net sales and
 other operating revenues.............        $ 221.2        $ 217.4
                                              =======        =======
-----------------
(1) The weighted average lifting and purchase cost per thousand cubic feet equivalent associated with proprietary production and third-party purchased volumes multiplied by the related party sales volumes results in average costs of $168.2 million for the three months ended March 31, 1999 and $161.2 million for the three months ended March 31, 1998.

(2) Includes purchases from related parties at a cost of $16.3 million for the three months ended March 31, 1999 and $23.9 million for the three months ended March 31, 1998.

                             VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                  (Unaudited)

NOTE 3.  SOUTHERN COMPANY ENERGY MARKETING L.P.

  Southern Company Energy Marketing is a strategic marketing alliance between Southern Energy, Inc. and Vastar Resources, Inc. Through subsidiaries, we currently hold a 40 percent interest in Southern Company Energy Marketing and Southern Energy holds a 60 percent interest.

  We account for our interest in Southern Company Energy Marketing using the equity method of accounting. Our equity investment in Southern Company Energy Marketing of $39.6 million is reflected as other long-term assets in our consolidated balance sheet. During the first three months of 1999 we recorded revenues of $5.0 million related to the earnings from Southern Company Energy Marketing and $5.3 million for the first three months of 1998.

  For the first five years of operation, Vastar is entitled to receive, subject to certain exceptions, minimum cash distributions from Southern Company Energy Marketing of $20 million for the year 1998, $20 million for the year 1999, $25 million for the year 2000, $30 million for the year 2001, and $30 million for the year 2002. As a result of the minimum earnings distribution exceeding our ownership interest in Southern Company Energy Marketing's earnings for the three month period ending March 31, 1999, we are recognizing our accrued share of the 1999 minimum earnings level within the current period net of any contractual obligations. For additional details regarding Southern Company Energy Marketing, refer to our Report on Form 10-K for the year ended December 31, 1998.

NOTE 4.   EXPLORATION EXPENSES.

                                              For the
                                         Three Months Ended
                                              March 31,
                                          1999        1998
                                        --------   ----------
                                        (Millions of dollars)
Dry hole costs.......................      $ 5.4        $27.0
Geological and geophysical...........       14.1         21.3
Undeveloped leasehold amortization...        8.7          8.8
Staff................................        9.4         10.1
Lease rentals........................        1.4          1.0
                                           -----        -----
 Total...............................      $39.0        $68.2
                                           =====        =====

                             VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 5.  EARNINGS PER SHARE.

                                                   For the
                                              Three Months Ended
                                                  March 31,
                                                1999      1998
                                              --------   -------
                                         (Millions of dollars, except
                                             per share amounts and
                                               millions of shares)
Basic earnings per share:
Income available to common shareholders....      $19.0     $48.0
Average shares of stock outstanding........       97.4      97.3
Basic earnings per share...................      $0.20     $0.49

Diluted earnings per share:
Income available to common shareholders....      $19.0     $48.0
Incremental shares assuming the exercise
 of stock options..........................        0.5       0.4
Average shares of stock outstanding plus
 effect of dilutive securities.............       97.9      97.7
Diluted earnings per share.................      $0.19     $0.49

  Our board of directors adopted various arrangements that become operative only upon a change of control of Vastar. One of these arrangements, our Amended and Restated Long-Term Incentive Plan, provides that if a change of control occurs, all unexercisable and/or unvested stock options granted to Vastar's officers and employees under the plan will become immediately vested and exercisable. The exercise prices of the stock options reflected in the table below range from $14.00 to $46.66 per share. Stock options outstanding as of March 31, 1999 consisted of the following:

     Vested and exercisable........... 1.4 million
     Vested and unexercisable......... 0.7 million
     Non-vested....................... 0.4 million
                                      -------------
     Total............................ 2.5 million
     -------------
         Stock options generally vest one year after the date of grant, and become exercisable in increments of 25 percent per year and expire ten years after the date of grant.

  In March 1999, ARCO (Atlantic Richfield Company), which owns 82.1 percent of our common stock, entered into a merger agreement with BP Amoco, p.l.c. If this transaction is consummated it would constitute a change of control under the above-described arrangements, including our Amended and Restated Long-Term Incentive Plan. For additional information on the change of control arrangements, refer to our 1999 Proxy Statement filed with the SEC on March 23, 1999. A copy of the Amended and Restated Long-Term Incentive Plan was filed as Appendix A to our 1998 Proxy Statement, which was filed with the SEC on March 26, 1998.

                             VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 6.  COMMITMENTS AND CONTINGENCIES.

 Vastar and its subsidiaries are involved in a number of lawsuits, all of which have arisen in the ordinary course of our business. We believe that any ultimate liability resulting from these suits will not have a material adverse effect on our financial position or results of operations.

  Our operations and financial position continue to be affected from time to time in varying degrees by domestic and foreign political developments as well as legislation and regulations pertaining to restrictions on oil and gas production, imports and exports, natural gas regulation, taxes, environmental regulations and cancellation of contract rights. Both the likelihood of such occurrences and their overall effect on us vary greatly and are not predictable. These uncertainties are among a number of items that we have taken and will continue to take into account in periodically establishing accounting reserves.

  Vastar and ARCO have agreements whereby we have agreed to indemnify ARCO against certain claims or liabilities. Our indemnity obligations cover claims and liabilities, which could be made against ARCO relating to ARCO's historical ownership and operation of the properties ARCO transferred to us upon the formation of Vastar. They also included liabilities under laws relating to the protection of the environment and the workplace and liabilities arising out of certain litigation described in the agreements. ARCO has agreed to indemnify Vastar with respect to other claims and liabilities and other litigation matters not related to our business or properties as reflected in our consolidated financial statements.

  In September 1996, we entered into a contract with Diamond Offshore Drilling Company for the major upgrade and operation of a semisubmersible drilling rig, Ocean Victory, for a three-year deepwater drilling program in the Gulf of Mexico, which began in November 1997. Since November 1997, scheduled increases in the day rates and our request of Diamond to make improvements to the rig have resulted in higher costs during the remaining contract term. This contract has a remaining life as of March 31, 1999 of 1.9 years and remaining costs of $116.4 million. This amount does not take into consideration any reimbursements we might receive from partners or potential partners.

  In December 1998, we finalized an agreement with R&B Falcon Drilling Co. for the operation of a semisubmersible, ultra-deepwater drilling rig, for a three-year deepwater drilling program in the Gulf of Mexico. The drilling program is scheduled to commence in 2001. This contract is for three years and has an anticipated cost of approximately $220.0 million, before any reimbursements from partners or potential partners and operating cost escalations. We have several options relating to the term and pricing of the contract including the option to extend the term of the contract for up to five additional years.

  Vastar and Southern Energy have agreed to guarantee certain obligations of Southern Company Energy Marketing. Refer to our Report on Form 10-K for the year ended December 31, 1998 for a description of these obligations.

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

payment, for gas purchased under the Gas Purchase and Sale Agreement between Vastar and Southern Company Energy Marketing, pursuant to which Vastar has agreed to sell substantially all of its production to Southern Company Energy Marketing. Third, Vastar has been indemnified by Southern Energy, with certain limitations, with respect to amounts we may be required to pay under guarantees we have issued to secure certain obligations of Southern Company Energy Marketing. If Southern Energy does not maintain in effect an investment grade rating from Moody's or Standard and Poors, Southern Energy has agreed to provide credit enhancement to secure the payment of these guaranteed obligations. As of March 31, 1999, Southern Energy has maintained the required investment grade rating.

  We have performed and continue to perform ongoing credit evaluations of our other customers and generally do not require collateral on our credit sales.
Any amounts anticipated as uncollectible are charged to income and credited to a valuation account. The amounts included in the allowance for uncollectible accounts receivable at March 31, 1999 and 1998, were insignificant.

  In March 1999, ARCO entered into a merger agreement with BP Amoco, p.l.c. The merger is subject to the approval of ARCO's shareholders, BP Amoco's shareholders and various regulatory authorities. ARCO and Vastar have entered into a number of agreements including technology assignments and licenses, services agreements, insurance agreements and a building lease. These agreements are more fully described in our 1999 Proxy Statement filed with the SEC on March 23, 1999 and copies of many of these agreements have also been filed. We do not anticipate that the rights and obligations of the parties under these agreements, including any termination rights, will be affected by the merger. Any amendments to these agreements would have to be negotiated and agreed to by us. We do not believe that the termination of any or all of the above-listed agreements with ARCO would have a material adverse effect on our operations, cash flows or financial condition.

  Vastar and ARCO are also parties to a tax sharing agreement which requires Vastar, as a member of ARCO's consolidated tax group, to pay its share of the group's federal and certain state income taxes to ARCO. In the event the merger is consummated we expect that the agreement would continue to govern consolidated tax matters involving Vastar and ARCO and its successors.

NOTE 7.  TAXES.

  The benefit from taxes on income is comprised of the following:

                                       For the Three Months Ended
                                               March 31,
                                       --------------------------
                                           1999         1998
                                         ---------   -----------
                                          (Millions of dollars)
Federal:
   Current............................     $ (6.7)       $(21.3)
   Deferred...........................      (17.6)          5.2
                                           ------        ------
     Total federal....................      (24.3)        (16.1)
                                           ------        ------
State:
   Current............................        0.0           0.4
   Deferred...........................       (0.1)          0.3
                                           ------        ------
     Total state......................       (0.1)          0.7
                                           ------        ------
Total income tax benefit..............     $(24.4)       $(15.4)
                                           =======       =======

                             VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 7.  TAXES - (continued).

 A reconciliation of the income tax benefit with tax at the federal statutory rate for the specified period is as follows:

                               For the Three Months Ended
                                       March 31,
                                   -----------------
                                    1999      1998
                                   -------   -------
                                 (Millions of dollars)

Income (loss) before taxes......   $ (5.4)   $ 32.6
                                   ======    ======
Tax at the statutory rate.......   $ (1.9)   $ 11.4
Increase (reduction) in taxes
 resulting from:
  State income taxes (net
   of federal effect)...........     (0.1)      0.4
  Tax credits and other.........    (22.4)    (27.2)
                                   ------    ------
 Income tax benefit.............   $(24.4)   $(15.4)
                                   ======    ======

  Pursuant to the Internal Revenue Code, Section 29 tax credits can be used to reduce the ARCO consolidated tax group's regular income tax liability after foreign tax credits (the "Regular Tax"), but not below the ARCO consolidated tax group's tentative minimum tax liability. If Section 29 tax credits are not used by the ARCO consolidated tax group due to this limitation, the portion of the unused credits that does not exceed the Regular Tax is carried forward to be used in a subsequent year. The likelihood of deferral of the Section 29 tax credits increases in a low commodity price environment. Given the range of commodity prices during the first quarter of this year, it is difficult to predict the timing of cash receipts from tax credits. Currently, we estimate that it is likely that some of the tax credits generated this year will be deferred.

                             VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 8. LONG-TERM DEBT.

 Long-term debt is comprised of the following:

                                                        March 31,         December 31,
                                                          1999                1998
                                                  ---------------------   ------------
                                                          (Millions of dollars)
8.75% Notes, issued February 1995, due 2005....                $  149.6       $  149.6
6.95% Notes, issued November 1996, due 2006*...                    75.0           75.0
6.96% Notes, issued February 1997, due 2007*...                    75.0           75.0
6.39% Notes, issued January 1998, due 2008*....                    50.0           50.0
6.50% Notes, issued March 1999, due 2009.......                   299.1            ---
6.00% Putable/Callable Notes, issued
 April 1998, due 2010..........................                   100.0          100.0
Notes due to ARCO, due 2003....................                     ---          300.0
Revolving Credit Agreement.....................                     ---          320.0
Commercial Paper...............................                   527.4          219.0
                                                               --------       --------
Total..........................................                $1,276.1       $1,288.6
                                                               ========       ========

--------------
*  Issuances pursuant to our Medium Term Note Program.

  During first quarter 1999, we issued $300.0 million (face amount) of 6.5 percent unsecured notes, due March 2009 and additional commercial paper. During the same period, we repaid our note due to ARCO and our debt under the revolving credit agreement. At March 31, 1999 our total long-term debt outstanding decreased $12.5 million from the amount outstanding at December 31, 1998.

  We had one interest rate swap for $100.0 million outstanding at March 31, 1999 related to the putable/callable notes. This swap will terminate in April
2000. The swap effectively changes the 6.0 percent fixed rate to a floating rate. The financial impact of settling this swap was immaterial.


NOTE 9.  NEW ACCOUNTING STANDARDS.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires us to recognize all our derivative and hedging instruments in our statements of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented periodically. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. We have not yet completed our evaluation of the impact the provisions of this standard will have on us.


NOTE 10.  SUBSEQUENT EVENT.

  On April 15, 1999, Vastar declared a quarterly dividend of $0.075 per share of common stock, payable on June 1, 1999, to stockholders of record on May 7, 1999.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS.

  Sales and production volumes and average price statistics for the specified periods are as follows:

                                        Three Months Ended
                                             March 31,
                                       --------------------
                                        1999          1998
                                       ------        ------
NATURAL GAS
 Sales (MMcfd)*.......................  1,566        1,300
 Production (MMcfd)...................  1,168          902
 Average sales price (per Mcf)*....... $ 1.61       $ 1.90
 Average wellhead price (per Mcf)..... $ 1.62       $ 1.92

CRUDE OIL
 Sales (MBbld)*.......................  118.0        120.2
 Production (MBbld)...................   46.7         36.1
 Average realized price (per Bbl)*.... $11.16       $17.09

NATURAL GAS LIQUIDS ("NGLS")
 Production (MBbld)...................    9.2         15.5
 Average realized price (per Bbl)..... $ 8.10       $10.99


Total production (MMcfed)*............  1,503        1,212
---------------------
* As generally used in the oil and gas business and in this Form 10-Q, the following terms have the following meanings:

MMcfd   = million cubic feet per day           MBbld  = thousand barrels per day
Mcf     = thousand cubic feet                  Bbl    = barrel
MMcfed  = million cubic feet equivalent per day

In calculating Mcf and Bbl equivalents, we use a generally recognized standard in which one Bbl is equal to six Mcf.

       The following table sets forth the statement of income for the specified periods:

                                                Three Months Ended
                                                     March 31,
                                              -----------------------
                                                1999         1998
                                              ---------   -----------
                                               (Millions of dollars)
     REVENUES
     Natural gas:
       Sales...............................     $227.1       $ 222.0
       Purchases...........................      (58.9)        (75.3)
       Delivery expense....................       (0.6)         (0.1)
                                                ------       -------
          Net sales - natural gas..........      167.6         146.6
                                                ------       -------
     Crude oil:
       Sales...............................      117.5         166.9
       Purchases...........................      (69.2)       (110.0)
       Delivery expense....................       (1.4)         (1.4)
                                                ------       -------
         Net sales - crude oil.............       46.9          55.5
                                                ------       -------
     NGLs and other:
       Sales...............................        9.2          19.0
       Purchases and other costs...........       (2.5)         (3.7)
                                                ------       -------
         Net sales - NGLs and other........        6.7          15.3
                                                ------       -------
         Net sales and other operating
           revenues........................      221.2         217.4
     Earnings from equity affiliate........        5.0           5.3
     Other revenues........................       13.2          20.7
                                                ------       -------
         Net revenues......................      239.4         243.4
                                                ------       -------
     EXPENSES
     Operating expenses....................       50.5          34.5
     Exploration expenses..................       39.0          68.2
     Selling, general and administrative
       expenses............................       12.7          12.0
     Taxes other than income taxes.........        8.8          13.0
     Depreciation, depletion and
       amortization........................      113.3          70.5
     Interest..............................       20.5          12.6
                                                ------       -------
         Total expenses....................      244.8         210.8
                                                ------       -------
     Income (loss) before income taxes.....       (5.4)         32.6
     Income tax benefit....................      (24.4)        (15.4)
                                                ------       -------
         Net income........................     $ 19.0       $  48.0
                                                ======       =======

FIRST QUARTER 1999 vs. FIRST QUARTER 1998.

  Our net income for first quarter 1999 was $19.0 million compared to $48.0 million for first quarter 1998. This 60 percent earnings decrease was primarily due to significantly lower commodity prices for all of our products. A 24 percent increase in production partially offset the impact of lower prices.

  Natural gas sales revenues increased slightly for first quarter 1999 as compared to first quarter 1998. The slight increase in sales was due to a 20 percent increase in volumes available for sale, partially offset by a 15 percent decrease in sales prices. Natural gas purchases decreased as compared to first quarter 1998, primarily due to the lower commodity prices.

  Average natural gas wellhead prices for first quarter 1999 decreased 30 cents per Mcf from first quarter 1998 levels. The 1999 average price for gas sold at Henry Hub, Louisiana (a benchmark from which general natural gas price trends can be analyzed) was $1.78 per Mcf for first quarter 1999 compared to $2.21 per Mcf for the same period last year. When compared to first quarter 1998, our first quarter 1999 wellhead price decline was less than the general market decline at Henry Hub because (i) the prices for our production in the San Juan basin did not decline as much as at Henry Hub and (ii) our natural gas hedging activity for first quarter 1999 resulted in a $9.8 million gain as compared to a $2.9 million loss in first quarter of 1998.

     Our average first quarter 1999 natural gas production increased by 266 MMcfd from the same period last year. The higher production level was a result of volumes added from our interests in 23 Gulf of Mexico shelf fields we acquired late last year and production increases we achieved from Mississippi Canyon 148, West Cameron 645, Main Pass 199, the San Juan basin and other fields. These increases more than offset the impact of natural production declines that normally occur in oil and gas fields.

  Revenues from first quarter 1999 crude oil sales decreased as compared to first quarter 1998 due to significantly lower commodity prices. The average first quarter 1999 market price was lower as compared to first quarter 1998 as reflected in the first quarter 1999 average price for NYMEX-WTI-at-Cushing (a crude oil price benchmark from which general crude oil price trends can be analyzed) of $11.85 per Bbl compared to first quarter 1998 average price of $17.24 per Bbl. As a result of an agreement by OPEC countries to limit production, crude oil prices began to improve late in the first quarter 1999.

  Our average crude oil production in first quarter 1999 increased 29 percent as compared to first quarter 1998. Production increased as a result of volumes added from our interests in 23 Gulf of Mexico shelf fields we acquired late last year and production increases achieved from West Delta 41 and other fields. These increases more than offset the impact of natural field decline.

  Net sales for NGLs (natural gas liquids) for first quarter 1999 were significantly lower as compared to first quarter 1998. First quarter 1999 net NGL sales reflect both a decrease in NGL commodity prices and a decrease in our NGL production when compared to first quarter 1998. NGL prices often fluctuate with the price of crude oil, and as crude oil prices decreased, NGL prices generally followed the same trend. Our lower NGL production was primarily due to selective decisions to bypass the NGL extraction process in order to capture a higher value in the natural gas price.

  Other revenues for first quarter 1999 were lower as compared to first quarter 1998. First quarter 1999 included an $8.5 million gain associated with the sale of our interests in various oil and gas properties, whereas first quarter 1998 included a $17.7 million gain associated with the payment received in the formation of Southern Company Energy Marketing.

  Operating expenses for first quarter 1999 were higher than first quarter 1998 primarily resulting from additional operating costs associated with the 23 Gulf of Mexico shelf properties we acquired in late 1998.

  Exploration expenses for first quarter 1999 were lower than first quarter 1998, primarily as a result of lower dry hole expenses and geological and geophysical costs. Dry hole expenses in first quarter 1999 were $5.4 million, lower than the same period last year due to our successful drilling program. Of the 14 exploration wells that completed drilling in the first quarter of 1999, 11 were declared successful. First quarter 1998 dry hole expenses of $27.0 million included the cost of an unsuccessful co-owner operated deepwater well. Geological and geophysical costs for first quarter 1999 were $14.1 million, compared to $21.3 million in first quarter 1998. The decrease is the result of the timing of the expenditures as they occur during the year.

  First quarter 1999 taxes other than income taxes were lower than first quarter 1998, primarily as a result of lower commodity prices and tax refunds.

  Depreciation, depletion and amortization increased for first quarter 1999 as compared to first quarter 1998. The increase resulted primarily from the additional production from the 23 Gulf of Mexico shelf properties we acquired in late 1998 and the start-up of new producing fields with higher depletable cost basis.

  The income tax benefit of $24.4 million for first quarter 1999 was greater than first quarter 1998 because of lower pre-tax earnings. The income tax benefit for first quarter 1999 included the net benefit of $22.5 million of Internal Revenue Code Section 29 tax credits for non-conventional fuels. The income tax benefit for first quarter 1998 included $27.3 million for Section 29 tax credits. The first quarter 1999 Section 29 tax credits are lower than first quarter 1998 as a result of accounting adjustments.


LIQUIDITY AND CAPITAL RESOURCES.

  In the first quarter of 1999, cash flow provided by operating activities was $153.6 million as compared to $90.0 million for first quarter 1998. This increase was primarily due to a lower working capital position as of the end of first quarter of 1999 as compared to the same time last year.

  Net cash used in investing activities in first quarter 1999 was $127.4 million, which was relatively flat when compared to first quarter of 1998. Capital spending was down in first quarter 1999 due to the deferral of some capital projects because of the low price environment and lower rig costs than experienced in the first quarter of last year. Proceeds from asset sales were $13.9 million in the first three months of 1999, compared to $40.5 million received in the first quarter of 1998.

     The following table summarizes our capital investments for the comparative periods.

                                     For the Three Months Ended
                                             March 31,
                                     --------------------------
                                         1999          1998
                                     ------------   -----------
                                       (Millions of dollars)
  Exploratory drilling...........         $ 46.6        $ 51.1
  Development drilling...........           58.2          69.8
  Property acquisitions..........           17.4          35.9
  Other additions................           19.6          14.5
                                          ------        ------
  Total additions to property,
    plant and equipment..........          141.8         171.3
  Geological and geophysical.....           14.1          21.3
                                          ------        ------
         Total capital program...         $155.9        $192.6
                                          ======        ======

  Our planned 1999 capital spending is about the same as the 1998 base capital spending program (which excludes amounts expended for our purchase of 23 Gulf of Mexico shelf properties in late 1998).

  Cash flows used by financing activities were $19.5 million in the first quarter 1999, which included a $12.5 million decrease in long-term debt (net of long-term borrowings).

  In March 1999, we issued $300.0 million (face amount) of 6.5 percent unsecured Notes, due March 2009. We issued additional commercial paper during the first quarter 1999. During the first quarter we also paid off the Note due to ARCO and repaid our revolving credit agreement debt.

  Vastar's ratio of earnings to fixed charges was 0.8 for the three months ended March 31, 1999, and 3.6 for the three months ended March 31, 1998. We computed these ratios by dividing earnings by fixed charges. For this calculation, earnings include income before income taxes and fixed charges. Fixed charges include interest, amortization of debt expenses and the estimated interest component of rental expense.

RISK MANAGEMENT AND MARKET-SENSITIVE INSTRUMENTS.

  The following discussion of our risk-management activities includes "forward-looking statements" that involve various uncertainties. Actual results could differ materially from those projected in the forward-looking statements.
Refer to the "Cautionary Statement for Purposes of the Private Litigation Reform Act of 1995" in Items 1 and 2 of our Form 10-K for the year ended December 31, 1998.

  We use various financial instruments for non-trading purposes in the normal course of our business to manage and reduce price volatility and other market risks associated with our natural gas and petroleum liquids production. This activity is referred to as hedging. Hedging instruments have the effect of providing a minimum price and/or locking in the price that we will receive for the volumes and the time periods identified in the instruments. We structure these arrangements to reduce our exposure to commodity price decreases, but they can also limit the benefit we might otherwise receive from commodity price increases. Our risk management activity is generally accomplished by purchasing and/or selling exchange-traded futures and over-the-counter options.

  We realized approximately a $9.8 million pre-tax gain in the first three months of 1999 compared to a $2.0 million pre-tax loss in the first three months of 1998, as a result of all of our hedging transactions for natural gas and crude oil.

  The following table summarizes our open hedging positions as of March 31, 1999:

                                               Average       Weighted
Financial Instrument          Time Period      Volume     Average Prices
--------------------          -----------      -------    --------------
   Collars                April - Sept 1999   138 MMcfd    $2.31 - $2.95
   Puts Sold              April - Sept 1999   138 MMcfd        $2.00
   Calls Sold             April - June 1999    75 MMcfd        $2.83

   A "collar" is a financial instrument or a combination of financial instruments which establishes a range of prices to be received relating to a set commodity volume. This arrangement, in effect, allows us to receive no less than a stated floor price per Mcf and no more than a stated ceiling price per Mcf.

   A "put" is an option contract that gives the holder the right to sell the underlying commodity at a specified price for a certain fixed period of time.

   A "call" is an option contract that gives the holder the right to buy the underlying commodity at a specified price for a certain fixed period of time.

   As of March 31, 1999, the fair value (our unrealized pre-tax loss or gain) for the hedged natural gas transactions for 1999 would be a $6.7 million gain. This hypothetical gain is calculated based on broker's forward price quotes and NYMEX forward price quotes as of March 31, 1999, which averaged $2.11 per Mcf for the remainder of 1999. We had no oil hedges outstanding as of March 31, 1999. The actual gains or losses we realize from our hedge transactions may vary significantly due to the fluctuation of prices in the commodity markets. For example, a hypothetical 10 percent increase in the forward price quotes would reduce our unrealized gain by approximately $4.4 million. In order to calculate the hypothetical gain, the relevant variables are (i) the type of commodity, (ii) the delivery price and (iii) the delivery location. We do not take into account the time value of money because of the short-term nature of our hedging instruments. These calculations are used to analyze the gains and losses we might realize on our financial hedging contracts and do not reflect the effects of price changes on our actual physical commodity sales. Natural gas prices fluctuated between $1.65 per Mcf and $2.11 per Mcf (Henry
Hub) and crude oil prices fluctuated between $11.38 per Bbl and $16.80 per Bbl (NYMEX-WTI-at-Cushing) during the first quarter 1999.

  We also have long-term contracts with certain cogeneration facilities, which have an average remaining life of 12 years. These contracts cover an average of 75 MMcfd of our natural gas production for the remainder of 1999 at approximately $2.59 per Mcf.

  During first quarter 1999, our long-term sales commitments did not exceed the total of our proprietary production and other natural gas production controlled by us through call rights with third-party producers and marketing agreements with royalty owners.

  The borrowings under our commercial paper program and $1.1 billion committed bank line of credit are subject to interest rate risk. Assuming the principal amount of our borrowings had remained unchanged, higher interest rates would have increased interest expense. For example, a 10 percent increase in the London Interbank Offered Rate (a benchmark pursuant to which the Company's interest rates may be set) would have increased our first quarter 1999 interest expense by $2.7 million.

  At March 31, 1999, we had an outstanding interest rate swap covering $100 million relating to our putable/callable notes. The swap effectively changed the fixed rate debt of 6.0 percent to a floating rate, which averaged 5.0 percent for the first three months of 1999.

NEW ACCOUNTING STANDARDS.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires us to recognize all our derivative and hedging instruments in our statements of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented periodically. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. We have not yet completed our evaluation of the impact the provisions of this standard will have on us.

IMPACT OF THE YEAR 2000 ISSUE.

 Progress in the First Quarter

  There have been no material developments with respect to our approach on the Year 2000 issue as previously reported in our Report on Form 10-K for the year ended December 31, 1998, except as follows.

  Since the start of the project, we have incurred and expensed approximately $2.2 million related to our assessment of Year 2000 issues and the development and implementation of our remediation plan. The total cost of the Year 2000 project, including expenses which will be incurred in 2000, is currently estimated at approximately $5.0 million.

  The analysis process continues, and we have made significant additional progress. Using an average phase completion method of estimation, we estimate that approximately 86 percent of the high priority items are complete with an expected completion date before the end of 1999. Similarly, we estimate that 91 percent of the medium priority items and 87 percent of the low priority items are complete. The activities relating to the medium and low priority items may not be completed by January 1, 2000, but we continue to believe that the failure of such items to be Year 2000 ready will not have a material adverse effect on our financial condition, cash flows or results of operations.

  In addition to assessing our own systems that may be affected by the Year 2000 issue, we continued our efforts in first quarter 1999 to determine if we will be affected by Year 2000 issues affecting third parties with which we have a material relationship. The complexity of our analysis is increased because of our dependence on the representations of these third parties and the correctness of their assessment of their Year 2000 issues, including their exposure to third-party risks. This analysis is substantially complete and all high-priority items which we have identified are being addressed and are expected to be resolved before the end of 1999.

  Further, we are continuing our process of developing contingency plans to handle the most reasonably likely worst case scenarios caused by an interrelated failure of key components or widespread outages of key services. Our enterprise-wide contingency planning continues and we expect it to be completed by August 1, 1999.

 Conclusion

  The most significant difficulty associated with predicting the impact of Year 2000 failures stems from the interdependence of the various third parties on which we rely. As a result of the general uncertainty inherent in the Year 2000 problem, we are unable to determine at this time whether the consequences of Year 2000 failures would have a material impact on our results of operations, cash flows or financial condition. Completion of our Year 2000 readiness program as scheduled is expected to reduce the possibility of significant interruptions of normal operations.

  The preceding discussion of our Year 2000 readiness includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Please refer to the "Cautionary Statement for the Purpose of the Private Litigation Reform Act of 1995" in Items 1 and 2 in our Form 10-K for the year ended December 31, 1998 for further information on these risks and uncertainties. This disclosure is also subject to protection under the Year 2000 Information and Readiness Disclosure Act of 1998, Public Law 105-271, as a "Year 2000 Statement" and "Year 2000 Readiness Disclosure" as defined therein.

                            ------------------------

  We caution against projecting any future results based on present earnings levels because of economic uncertainties, the extent and form of existing or future governmental regulations and other possible actions by governments.

 The foregoing financial information is unaudited and has been prepared from the books and records of Vastar. In the opinion of our management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

   There have been no material developments with respect to Vastar's legal proceedings as previously reported in Vastar's Report on Form 10-K for the period ending December 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

10.1 Amendment No. 1 to Vastar Annual Incentive Plan, effective as of March 10, 1999

10.2 Vastar Amended and Restated Executive Deferral Plan, effective as of March 24, 1999

10.3    Vastar Comprehensive Management Medical Plan, dated March 10, 1999

10.4    Vastar Executive Medical Plan, dated March 10, 1999

10.5 Amendment No. 1 to Vastar Executive Life Insurance Plan, effective as of March 10, 1999

10.6(a) Amendment No. 2 to Vastar Supplementary Executive Retirement Plan, effective as of January 1, 1999

10.6(b) Vastar Amended and Restated Supplementary Executive Retirement Plan, effective as of March 24, 1999

10.7(a) Vastar Special Termination Allowance Plan, effective as of July 1, 1994

10.7(b) Amendment No. 1 to Vastar Special Termination Allowance Plan, effective as of May 1, 1998

10.7(c) Amendment No. 2 to Vastar Special Termination Allowance Plan, effective as of March 10, 1999

10.8 Amendment No. 5 to Vastar Capital Accumulation Plan, effective as of December 1, 1998

10.9 Amendment No. 5 to Vastar Capital Accumulation Plan II, effective as of December 1, 1998

12      Computation of Ratio of Earnings to Fixed Charges

27      Financial Data Schedule

(b)  Reports on Form 8-K.

        The following current report on Form 8-K was filed during the quarter ended March 31, 1999 and through the date hereof:

               Date of Report  Item No.  Financial Statements
               --------------    --------    --------------------
               March 29, 1999        5              None

                                   SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VASTAR RESOURCES, INC.
                                        (Registrant)


Dated: April 29, 1999                          /s/ Joseph P. McCoy
                                       ------------------------------
                                               Joseph P. McCoy
                                       Vice President and Controller
                                       (Duly Authorized Officer and
                                       Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
  No.         Description
-------       -----------
 10.1         Amendment No. 1 to Vastar Annual Incentive Plan, effective as of
              March 10, 1999
 10.2         Vastar Amended and Restated Executive Deferral Plan, effective as of March 24, 1999
 10.3         Vastar Comprehensive Management Medical Plan, dated March 10, 1999
 10.4         Vastar Executive Medical Plan, dated March 10, 1999
 10.5         Amendment No. 1 to Vastar Executive Life Insurance Plan, effective as of March 10, 1999
 10.6(a)      Amendment No. 2 to Vastar Supplementary Executive Retirement Plan,
              effective as of January 1, 1999
 10.6(b)      Vastar Amended and Restated Supplementary Executive Retirement
              Plan, effective as of March 24, 1999
 10.7(a)      Vastar Special Termination Allowance Plan, effective as of
              July 1, 1994
 10.7(b)      Amendment No. 1 to Vastar Special Termination Allowance Plan,
              effective as of May 1, 1998
 10.7(c)      Amendment No. 2 to Vastar Special Termination  Allowance Plan,
              effective as of March 10, 1999
 10.8         Amendment No. 5 to Vastar Capital Accumulation Plan, effective as of  December 1, 1998
 10.9         Amendment No. 5 to Vastar Capital Accumulation Plan II, effective as of December 1, 1998
 12           Computation of Ratio of Earnings to Fixed Charges
 27           Financial Data Schedule