Form 10-Q
period 1999-06-30
VASTAR RESOURCES INC
filed 1999-08-04
CIK 918252

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
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

                               YES [X]    NO [ ]

  NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF JUNE 30, 1999: 97,484,948.

                        PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                            VASTAR RESOURCES, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                       CONSOLIDATED STATEMENT OF INCOME

                                          For the Three        For the Six
                                           Months Ended        Months Ended
                                             June 30,            June 30,
                                         -----------------   -----------------
(Millions of dollars,                     1999      1998      1999      1998
except per share amounts)                 -----     -----     -----     -----
REVENUES
Net sales and other operating
 revenues.............................   $257.6    $219.2    $478.8    $436.6
Earnings from equity affiliate........      4.4       5.3       9.4      10.6
Other revenues........................     19.7       4.2      32.9      24.9
                                         ------    ------    ------    ------
   Net revenues.......................    281.7     228.7     521.1     472.1
                                         ------    ------    ------    ------
EXPENSES
Operating expenses....................     47.0      39.1      97.5      73.6
Exploration expenses..................     46.3      64.2      85.3     132.4
Selling, general and administrative
 expenses.............................     12.4      14.2      25.1      26.2
Taxes other than income taxes.........     11.9      13.1      20.7      26.1
Depreciation, depletion and
 amortization.........................    103.6      72.8     216.9     143.3
Interest..............................     20.5      13.7      41.0      26.3
                                         ------    ------    ------    ------
   Total expenses.....................    241.7     217.1     486.5     427.9
                                         ------    ------    ------    ------
Income before income taxes............     40.0      11.6      34.6      44.2
Income tax benefit....................     (8.3)    (21.2)    (32.7)    (36.6)
                                         ------    ------    ------    ------
  Net income..........................   $ 48.3    $ 32.8    $ 67.3    $ 80.8
                                         ======    ======    ======    ======

Basic earnings per share..............   $ 0.49    $ 0.34    $ 0.69    $ 0.83
                                         ======    ======    ======    ======
Diluted earnings per share............   $ 0.49    $ 0.34    $ 0.68    $ 0.83
                                         ======    ======    ======    ======

Cash dividends paid per share
of common stock.......................   $0.075    $0.075    $0.150    $0.150
                                         ======    ======    ======    ======


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                            VASTAR RESOURCES, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                          CONSOLIDATED BALANCE SHEET

                                                   June 30,   December 31,
                                                     1999        1998
(Millions of dollars)                              -------    -----------
ASSETS
Current assets:
 Cash and cash equivalents......................   $   20.6       $    4.3
 Accounts receivable:
  Trade.........................................      135.2          110.0
  Related parties...............................      100.5          130.9
 Inventories....................................        7.2           10.2
 Prepaid expenses and other assets..............       16.6           37.5
                                                   --------       --------
  Total current assets..........................      280.1          292.9

Oil and gas properties and equipment, net.......    2,205.3        2,220.8
Other long-term assets..........................       75.4           60.3
                                                   --------       --------
  Total assets..................................   $2,560.8       $2,574.0
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable:
  Trade.........................................   $  180.8       $  179.2
  Related parties...............................        8.3            9.8
 Accrued liabilities............................       39.3           61.5
                                                   --------       --------
   Total current liabilities....................      228.4          250.5

Long-term debt..................................    1,248.0        1,288.6
Deferred liabilities and credits................      210.6          205.4
Deferred income taxes...........................      203.6          214.3
                                                   --------       --------
  Total liabilities.............................    1,890.6        1,958.8

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized,
 110,000,000 shares;  issued and outstanding,
 97,484,948 shares as of  June 30, 1999 and
 97,403,340 shares as of December 31, 1998......        1.0            1.0
Capital in excess of par value of stock.........      459.7          457.4
Accumulated earnings............................      209.5          156.8
                                                   --------       --------
  Total stockholders' equity....................      670.2          615.2
                                                   --------       --------
Total liabilities and stockholders' equity......   $2,560.8       $2,574.0
                                                   ========       ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            VASTAR RESOURCES, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    For the Six Months Ended
                                                             June 30,
                                                    ------------------------
                                                         1999       1998
(Millions of dollars)                                   -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...........................................   $  67.3    $  80.8
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization...........     216.9      143.3
  Deferred income taxes..............................     (10.7)       7.2
  Dry hole expense and undeveloped leasehold
    amortization.....................................      44.4       82.6
  Gain on asset sales................................     (23.4)     (20.1)
  Earnings from equity affiliate.....................      (9.4)     (10.6)
  Net change in accounts receivable, inventories
    and accounts payable.............................       8.3      (30.1)
  Other..............................................     (18.4)     (30.0)
                                                        -------    -------
Net cash provided by operating activities............     275.0      223.1
                                                        -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties and equipment,
   including dry hole costs..........................    (251.5)    (363.3)
Proceeds from asset sales............................      48.7       43.9
Other................................................      (3.0)       2.8
                                                        -------    -------
Net cash used by investing activities................    (205.8)    (316.6)
                                                        -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock.............................       2.3        3.7
Proceeds from long-term debt issuance................     604.7      150.0
Repayments of long-term debt.........................    (645.3)     (51.2)
Dividends paid.......................................     (14.6)     (14.6)
                                                        -------    -------
Net cash provided (used) by financing activities.....     (52.9)      87.9
                                                        -------    -------
Net change in cash and cash equivalents..............      16.3       (5.6)

Cash and cash equivalents at beginning of period.....       4.3       10.2
                                                        -------    -------
Cash and cash equivalents at end of period...........   $  20.6    $   4.6
                                                        =======    =======


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                            VASTAR RESOURCES, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.  INTRODUCTION.

The accompanying financial statements are unaudited and have been prepared from our records. In the opinion of our management, these financial statements reflect all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of our financial position and results of operations in conformity with generally accepted accounting principles. These statements are presented in accordance with the requirements of Regulation S-X, which does not require all disclosures normally required by generally accepted accounting principles or those normally required in an annual report on Form 10-K. These interim financial statements should be read in conjunction with (1) the annual financial statements for the year ended December 31, 1998, and the related Notes contained in our Form 10-K for the year ended December 31, 1998, and (2) the quarterly financial statements for the quarter ended March 31, 1999, and the related notes in our Form 10-Q for the quarter ended March 31, 1999. We have restated certain previously reported amounts to classifications we adopted in 1999.


NOTE 2.   NET SALES AND OTHER OPERATING REVENUES.

                                            For the Three           For the Six
                                             Months Ended           Months Ended
                                               June 30,               June 30,
                                            -------------        ------------------
                                           1999       1998         1999      1998
(Millions of dollars)                    --------  ---------     --------  --------
Sales and other operating revenues:
 Unrelated parties....................    $ 267.5    $ 195.7     $ 456.1    $ 412.3
 Related parties (1)..................      192.1      216.0       357.3      407.3
                                          -------    -------     -------    -------
  Total...............................      459.6      411.7       813.4      819.6

Less:
 Purchases (2)........................     (194.0)    (190.1)     (324.3)    (378.7)
 Delivery expense.....................       (8.0)      (2.4)      (10.3)      (4.3)
                                          -------    -------     -------    -------
Net sales and
 other operating revenues.............    $ 257.6    $ 219.2     $ 478.8    $ 436.6
                                          =======    =======     =======    =======
---------------

(1) The weighted average lifting and purchase cost per thousand cubic feet equivalent which we incurred in connection with our proprietary production and volumes purchased from third-parties multiplied by the volumes we sold to related parties results in average costs of (a) $171.8 million for the three months ended June 30, 1999, (b) $175.8 million for the three months ended June 30, 1998, (c) $340.0 million for the six months ended June 30, 1999, and (d) $337.0 million for the six months ended June 30, 1998.

(2) Includes volumes we purchased from related parties at a cost of (a) $17.3 million for the three months ended June 30, 1999, (b) $33.4 million for the three months ended June 30, 1998, (c) $33.6 million for the six months ended June 30, 1999, and (d) $57.3 million for the six months ended June 30, 1998.

                            VASTAR RESOURCES, INC.

                                  (Unaudited)

NOTE 3.  SOUTHERN COMPANY ENERGY MARKETING L.P.

Southern Company Energy Marketing is a strategic marketing alliance between Southern Energy, Inc. and Vastar Resources, Inc. Through subsidiaries, we currently hold a 40 percent interest in Southern Company Energy Marketing and Southern Energy holds a 60 percent interest.

We account for our interest in Southern Company Energy Marketing using the equity method of accounting. Our $44.0 million equity investment in Southern Company Energy Marketing is reflected as a long-term asset in our consolidated balance sheet. We recorded revenues related to the earnings from Southern Company Energy Marketing of (1) $4.4 million for the three months ended June 30, 1999, (2) $5.3 million for the three months ended June 30, 1998, (3) $9.4 million for the six months ended June 30, 1999, and (4) $10.6 million for the six months ended June 30, 1998.

For the first five years of operation, we are entitled to receive, subject to certain exceptions, minimum cash distributions from Southern Company Energy Marketing of $20 million for the year 1998, $20 million for the year 1999, $25 million for the year 2000, $30 million for the year 2001, and $30 million for the year 2002. We are recognizing our accrued share of the 1999 minimum earnings level within the current period, net of any contractual obligations. For additional details, refer to our annual report on Form 10-K for the year ended December 31, 1998.


NOTE 4.  EXPLORATION EXPENSES.

                                        For the Three   For the Six
                                         Months Ended   Months Ended
                                           June 30,       June 30,
                                        -------------   --------------
(Millions of dollars)                    1999    1998    1999    1998
                                        -----   -----   ------  -----

Dry hole costs.......................   $21.5   $38.1    $26.9   $ 65.1
Geological and geophysical...........     4.1     3.8     18.2     25.1
Undeveloped leasehold amortization...     8.8     8.7     17.5     17.5
Staff................................    10.0    10.9     19.4     21.0
Lease rentals........................     1.9     2.7      3.3      3.7
                                        -----   -----    -----   ------
 Total...............................   $46.3   $64.2    $85.3   $132.4
                                        =====   =====    =====   ======

                            VASTAR RESOURCES, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


NOTE 5.  EARNINGS PER SHARE.


                                                     For the            For the
                                               Three Months Ended   Six Months Ended
                                                    June 30,            June 30,
                                                  1999    1998       1999    1998
                                                 -----   -----      -----   -----
(In millions, except per share amounts)

Basic earnings per share:
  Income available to common shareholders....      $48.3   $32.8     $67.3   $80.8
  Average shares of stock outstanding........       97.5    97.3      97.4    97.3
 Basic earnings per share....................      $0.49   $0.34     $0.69   $0.83

Diluted earnings per share:
  Income available to common shareholders....      $48.3   $32.8     $67.3   $80.8
  Incremental shares assuming the exercise
   of stock options..........................        0.9     0.7       0.9     0.6
  Average shares of stock outstanding plus
   effect of dilutive securities.............       98.4    98.0      98.3    97.9
 Diluted earnings per share..................      $0.49   $0.34     $0.68   $0.83

Our board of directors has adopted various arrangements that will become operative upon a change of control of Vastar. One of these arrangements, our Amended and Restated Long-Term Incentive Plan, provides that, if a change of control occurs, all unexercisable and/or unvested stock options granted under the plan will become immediately vested and exercisable. The exercise prices of the stock options reflected in the table below range from $14.00 to $46.66 per share. Stock options outstanding as of June 30, 1999 consisted of the following:

  Vested and exercisable(1)......... 1.4 million
  Vested and unexercisable.......... 0.6 million
  Non-vested........................ 0.5 million
                                   -------------
  Total............................. 2.5 million
  -------------
  (1) Stock options generally vest one year after the date of grant, and become exercisable in increments of 25 percent per year during the first four years after the grant and expire ten years after the date of grant.

In March 1999, ARCO (Atlantic Richfield Company), which owns 82.1 percent of our common stock, entered into a merger agreement with BP Amoco, p.l.c. which provides for the merger of a subsidiary of BP Amoco, p.l.c. into ARCO. If this transaction is consummated it would constitute a change of control under the above-described arrangements, including our Amended and Restated Long-Term Incentive Plan. For additional information on the change of control arrangements, refer to our 1999 Proxy Statement filed with the SEC on March 23, 1999. We filed a copy of the Amended and Restated Long-Term Incentive Plan as Appendix A to our 1998 Proxy Statement, which we filed with the SEC on March 26, 1998.

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

Vastar and ARCO have agreements whereby we have agreed to indemnify ARCO against certain claims or liabilities. Our indemnity obligations cover claims and liabilities, which could be made against ARCO relating to ARCO's historical ownership and operation of the properties ARCO transferred to us upon the formation of Vastar. They also include liabilities under laws relating to the protection of the environment and the workplace and liabilities arising out of certain litigation described in the agreements. ARCO has agreed to indemnify us with respect to other claims and liabilities and other litigation matters not related to our business or properties as reflected in our consolidated financial statements.

In September 1996, we entered into a contract with Diamond Offshore Drilling Company for the major upgrade and operation of a semisubmersible drilling rig, Ocean Victory, for a three-year deepwater drilling program in the Gulf of Mexico, which began in November 1997. Since November 1997, scheduled increases in the day rates and our request of Diamond to make improvements to the rig have resulted in higher costs during the remaining contract term. This contract has a remaining life as of June 30, 1999 of 1.7 years. Remaining costs for this contract and other contracts for related support boats are approximately $102.0 million. This amount does not take into consideration any reimbursements we might receive from partners or potential partners.

In December 1998, we finalized an agreement with R&B Falcon Drilling Co. for the operation of a semisubmersible, ultra-deepwater drilling rig, Deepwater Horizon, for a three-year deepwater-drilling program in the Gulf of Mexico. The drilling program is scheduled to commence in 2001. This contract is for three years and has an anticipated cost of approximately $220.0 million, before any reimbursements from partners or potential partners and operating cost escalations. We have several options relating to the term and pricing of the contract including the option to extend the term of the contract for up to five additional years.

Vastar and Southern Energy have agreed to guarantee certain obligations of Southern Company Energy Marketing. In connection with these guarantees and certain other matters, we have significant credit risk exposure to Southern Company Energy Marketing and Southern Energy which are described in our annual report on Form 10-K for the year ended December 31, 1998.

                            VASTAR RESOURCES, INC.

                                  (Unaudited)


NOTE 6.  COMMITMENTS AND CONTINGENCIES - (continued).

We have performed and continue to perform ongoing credit evaluations of our other customers and generally do not require collateral on our credit sales. Any amounts anticipated as uncollectible are charged to income and credited to a valuation account. The amounts included in the allowance for uncollectible accounts receivable at June 30, 1999 and 1998, were insignificant.

In March 1999, ARCO entered into a merger agreement with BP Amoco, p.l.c. The merger is subject to the approval of ARCO's shareholders, BP Amoco's shareholders and various regulatory authorities. ARCO and Vastar have entered into a number of agreements, including technology assignments and licenses, services agreements, insurance agreements and a building lease. These agreements are more fully described in our 1999 Proxy Statement filed with the SEC on March 23, 1999 and copies of many of these agreements have also been filed with the SEC. We do not anticipate that the rights and obligations of the parties under these agreements, including any termination rights, will be materially affected by the merger. Any amendments to these agreements would have to be negotiated and agreed to by us. We do not believe that the termination of any or all of the above-listed agreements with ARCO would have a material adverse effect on our operations, cash flows or financial condition.

Vastar and ARCO are also parties to a tax sharing agreement, which requires Vastar, as a member of ARCO's consolidated tax group, to pay its share of the group's federal and certain state income taxes to ARCO. If the merger is consummated, we expect that the agreement would continue to govern consolidated tax matters involving Vastar and ARCO. If any amendments become necessary as a result of the merger, they will have to be negotiated and agreed to by us.

                            VASTAR RESOURCES, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 7.  TAXES.

  The benefit for taxes on income is comprised of the following:

                                For the Three        For the Six
                                Months Ended        Months Ended
                                  June 30,            June 30,
                              -----------------   -----------------
(Millions of dollars)          1999      1998      1999      1998
                              -------   -------   -------   -------

Federal:
 Current...................   $(15.4)   $(23.2)   $(22.1)   $(44.5)
 Deferred..................      6.1       1.8     (11.5)      7.0
                              ------    ------    ------    ------
  Total federal............     (9.3)    (21.4)    (33.6)    (37.5)
                              ------    ------    ------    ------
State:
 Current...................      0.1       0.3       0.1       0.7
 Deferred..................      0.9      (0.1)      0.8       0.2
                              ------    ------    ------    ------
  Total state..............      1.0       0.2       0.9       0.9
                              ------    ------    ------    ------
Total income tax benefit...   $ (8.3)   $(21.2)   $(32.7)   $(36.6)
                              ======    ======    ======    ======

  The following is a reconciliation of the income tax benefit with tax at the federal statutory rate for the specified periods:

                                     For the Three        For the Six
                                     Months Ended        Months Ended
                                       June 30,            June 30,
                                   -----------------   -----------------
(Millions of dollars)               1999      1998      1999      1998
                                   -------   -------   -------   -------

Income before taxes.............   $ 40.0    $ 11.6    $ 34.6    $ 44.2
                                   ======    ======    ======    ======
Tax at the statutory rate.......   $ 14.0    $  4.1    $ 12.1    $ 15.5
Increase (reduction) in taxes
 resulting from:
  State income taxes (net
   of federal effect)...........      0.7       0.2       0.6       0.6
  Tax credits and other.........    (23.0)    (25.5)    (45.4)    (52.7)
                                   ------    ------    ------    ------
Income tax benefit..............   $ (8.3)   $(21.2)   $(32.7)   $(36.6)
                                   ======    ======    ======    ======

                            VASTAR RESOURCES, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


NOTE 7.  TAXES - (continued).

  Under the tax sharing agreement with ARCO, we are paid currently for Section 29 tax credits that reduce the ARCO consolidated tax group's income tax liability in the current period. Pursuant to the Internal Revenue Code, Section 29 tax credits can be used to reduce the ARCO consolidated tax group's regular income tax liability after foreign tax credits (the "Regular Tax"), but not below the ARCO consolidated tax group's tentative minimum tax liability. If
Section 29 tax credits are not used by the ARCO consolidated tax group due to this limitation, the portion of the unused credits that does not exceed the Regular Tax is carried forward to be used by ARCO and by us in a subsequent year. The likelihood of deferral of the Section 29 tax credits increases in a low commodity price environment. Given the range of commodity prices during the first six months of this year, it is difficult to predict the timing of cash receipts from tax credits.


NOTE 8. LONG-TERM DEBT.

Long-term debt is comprised of the following:

                                                  June 30,   December 31,
                                                    1999         1998
                                                  --------   ------------
(Millions of dollars)

8.75% Notes, issued February 1995, due 2005....   $  149.6       $  149.6
6.95% Notes, issued November 1996, due 2006*...       75.0           75.0
6.96% Notes, issued February 1997, due 2007*...       75.0           75.0
6.39% Notes, issued January 1998, due 2008*....       50.0           50.0
6.50% Notes, issued March 1999, due 2009.......      299.1            ---
6.00% Putable/Callable Notes, issued
 April 1998, due 2010..........................      100.0          100.0
Notes due to ARCO, due 2003....................        ---          300.0
Revolving Credit Agreement.....................        ---          320.0
Commercial Paper...............................      499.3          219.0
                                                  --------       --------
Total..........................................   $1,248.0       $1,288.6
                                                  ========       ========

--------------
*  Issuances pursuant to our Medium Term Note Program.

We had one interest rate swap for $100.0 million outstanding at June 30, 1999 related to the putable/callable notes. This swap will terminate in April 2000. The swap effectively changes the 6.0 percent fixed rate to a floating rate. The financial impact of settling this swap was immaterial.

                            VASTAR RESOURCES, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


NOTE 9.  NEW ACCOUNTING STANDARDS.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This standard requires us to recognize all of our derivative and hedging instruments in our statements of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented periodically. On July 7, 1999, the Financial Accounting Standards Board delayed the effective date of SFAS 133 for one year. The delay, published as Statement of Financial Accounting Standards No. 137 (SFAS 137), applies to quarterly and annual financial statements. SFAS 133, as revised by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We have not yet completed our evaluation of the impact the provisions of these standards will have on us.


NOTE 10.  SUBSEQUENT EVENTS.

On July 21, 1999, we declared a quarterly dividend of $0.075 per share of common stock, payable on September 1, 1999, to our stockholders of record on August 6, 1999.

In July 1999, we entered into agreements with an unrelated third party that have the effect of monetizing the value of one of our long-term gas sales contracts with a certain cogeneration facility. The long-term gas sales contract has a remaining life of approximately 11 years and has an expected average price of approximately $3.00 per Mcf for 1999. Pursuant to the agreements we received an immediate payment of $88.0 million (net of transaction costs) that will be recorded as a deferred liability and amortized as the underlying contract volumes are delivered.

                                   ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS.

The following table sets forth sales and production volumes and average price statistics for the specified periods:

                                                   Three Months Ended   Six Months Ended
                                                        June 30,            June 30,
                                                   ------------------   ----------------
                                                     1999      1998      1999      1998
                                                   --------   -------   -------   ------
NATURAL GAS
 Sales (MMcfd)*.................................      1,472     1,394     1,519    1,347
 Production (MMcfd).............................      1,095       940     1,132      921
 Average sales price (per Mcf)*.................     $ 1.98    $ 2.00    $ 1.79   $ 1.95
 Average wellhead price (per Mcf)...............     $ 1.89    $ 1.94    $ 1.75   $ 1.93

CRUDE OIL
 Sales (MBbld)*.................................      123.9     116.9     120.9    118.5
 Production (MBbld).............................       43.1      35.0      44.9     35.5
 Average realized price (per Bbl)*..............     $15.20    $14.36    $13.11   $15.74

NATURAL GAS LIQUIDS ("NGLs")
 Production (MBbld).............................       16.6      14.4      12.9     15.0
 Average realized price (per Bbl)...............     $11.02    $ 9.35    $ 9.99   $10.19

Total production (MMcfed)*......................      1,453     1,236     1,479    1,224

---------------------
* As generally used in the oil and gas business and in this Form 10-Q, the following terms have the following meanings:
     MMcfd   = million cubic feet per day
     Mcf     = thousand cubic feet
     MMcfed  = million cubic feet equivalent per day
     Bbl     = barrel
     MBbld   = thousand barrels per day

In calculating Mcf and Bbl equivalents, we use a generally recognized standard in which one Bbl is equal to six Mcf.

The following table sets forth the statement of income for the specified periods:

                                           Three Months Ended      Six Months Ended
                                                June 30,               June 30,
                                           ------------------     ------------------
(Millions of dollars)                          1999       1998       1999       1998
                                             ------     ------    -------    -------
REVENUES
Natural gas:
 Sales..................................     $265.6     $253.4    $ 492.7    $ 475.4
 Purchases..............................      (78.0)     (91.5)    (136.9)    (166.8)
 Delivery expense.......................       (6.2)      (0.5)      (6.8)      (0.6)
                                             ------     ------    -------    -------
   Net sales - natural gas..............      181.4      161.4      349.0      308.0
                                             ------     ------    -------    -------
Crude oil:
 Sales..................................      173.5      142.0      291.0      308.9
 Purchases..............................     (112.6)     (95.2)    (181.8)    (205.2)
 Delivery expense.......................       (1.4)      (1.1)      (2.8)      (2.5)
                                             ------     ------    -------    -------
  Net sales - crude oil.................       59.5       45.7      106.4      101.2
                                             ------     ------    -------    -------
NGLs and other:
 Sales..................................       20.5       16.3       29.7       35.3
 Purchases and other costs..............       (3.8)      (4.2)      (6.3)      (7.9)
                                             ------     ------    -------    -------
  Net sales - NGLs and other............       16.7       12.1       23.4       27.4
                                             ------     ------    -------    -------
  Net sales and other operating
    revenues............................      257.6      219.2      478.8      436.6
Earnings from equity affiliate..........        4.4        5.3        9.4       10.6
Other revenues..........................       19.7        4.2       32.9       24.9
                                             ------     ------    -------    -------
  Net revenues..........................      281.7      228.7      521.1      472.1
                                             ------     ------    -------    -------
EXPENSES
Operating expenses......................       47.0       39.1       97.5       73.6
Exploration expenses....................       46.3       64.2       85.3      132.4
Selling, general and administrative
 expenses...............................       12.4       14.2       25.1       26.2
Taxes other than income taxes...........       11.9       13.1       20.7       26.1
Depreciation, depletion and
 amortization...........................      103.6       72.8      216.9      143.3
Interest................................       20.5       13.7       41.0       26.3
                                             ------     ------    -------    -------
  Total expenses........................      241.7      217.1      486.5      427.9
                                             ------     ------    -------    -------
Income before income taxes..............       40.0       11.6       34.6       44.2
Income tax benefit......................       (8.3)     (21.2)     (32.7)     (36.6)
                                             ------     ------    -------    -------
  Net income............................     $ 48.3     $ 32.8    $  67.3    $  80.8
                                             ======     ======    =======    =======

SECOND QUARTER 1999 vs. SECOND QUARTER 1998.

Our net income for the second quarter of 1999 was $48.3 million compared to $32.8 million for the second quarter of 1998. This 47 percent increase was primarily due to (1) higher production volumes available for sale, (2) lower dry hole expenses and (3) gains from property sales, partially offset by higher operating, depreciation, depletion and amortization and interest expenses.

Natural gas sales revenues increased in the second quarter of 1999 as compared to the second quarter of 1998. The increase was due to a 6 percent increase in natural gas volumes available for sale, partially offset by a small decrease in average sales prices. Natural gas purchases decreased in the second quarter of 1999 as compared to the second quarter of 1998, due to lower commodity prices and lower purchased volumes.

Our average natural gas wellhead prices for the second quarter of 1999 decreased five cents per Mcf from second quarter 1998 levels. The average price for natural gas sold at Henry Hub, Louisiana (a benchmark from which general natural gas price trends can be analyzed) was $2.17 per Mcf for the second quarter of 1999 compared to $2.23 per Mcf for the corresponding period last year. When compared to the second quarter of 1998, our average wellhead price decline in the second quarter of 1999 was slightly less than the general market decline at Henry Hub because of the favorable benefit from our natural gas hedging activity in the second quarter of 1999.

Our average natural gas production in the second quarter of 1999 increased by 155 MMcfd as compared to the corresponding period last year. The higher average production level was a result of (1) natural gas volumes contributed from our interests in 23 Gulf of Mexico shelf fields that we acquired late last year and
(2) natural gas production increases we achieved from West Cameron 645, Mississippi Canyon 148, Main Pass 199, High Island 169, Santa Ana field in South Texas and the San Juan basin and other fields. These production increases more than offset the impact of natural production declines that normally occur in oil and gas fields and the impact of a mid-continent property sale we completed in the second quarter of 1999.

Crude oil sales revenues for the second quarter of 1999 increased as compared to the second quarter of 1998 due to higher commodity prices and volumes available for sale. As a result of an agreement by OPEC countries to limit production, crude oil prices began to improve late in the first quarter of 1999. The average market price for the second quarter of 1999 was higher as compared to the corresponding period last year. This difference is reflected in the second quarter 1999 average price for NYMEX-WTI-at-Cushing (a crude oil price benchmark from which general crude oil price trends can be analyzed) of $16.35 per Bbl compared to the average price in the second quarter of 1998 of $15.13 per Bbl. Our realized price for crude oil recognized the same price increase as the general market but was impacted by the widening of the price differential between the Gulf Coast crude markets and the WTI-at-Cushing benchmark.

Our average crude oil production in the second quarter of 1999 increased 23 percent as compared to the second quarter of 1998. Crude oil production increased primarily as a result of volumes added from our interests in 23 Gulf of Mexico shelf fields that we acquired late last year. These increases more than offset the impact of natural production declines that normally occur in oil and gas fields.

Net sales revenues for NGLs for the second quarter of 1999 were higher as compared to the second quarter of 1998. Net NGL sales revenues for the second quarter of 1999 reflect both an increase in our average NGL production and an increase in average NGL commodity prices when compared to the second quarter of 1998. NGL prices often fluctuate with the price of crude oil, and as crude oil prices increased in second quarter 1999, NGL prices generally followed the corresponding trend. Our higher NGL production was due primarily to selective decisions to re-start the extraction of NGLs from certain wet gas streams during the second quarter of 1999 because of favorable NGL processing economics.

Other revenues for the second quarter of 1999 were higher as compared to the second quarter of 1998. The second quarter of 1999 included a $14.8 million pre-tax gain associated with the sale of our interests in selected oil and gas fields.

Our operating expenses for the second quarter of 1999 were higher than the second quarter of 1998 primarily resulting from additional operating costs associated with the 23 Gulf of Mexico shelf properties that we acquired in late 1998.

Exploration expenses for the second quarter of 1999 were lower than the second quarter of 1998, primarily as a result of lower dry hole expenses. Dry hole expenses in the second quarter of 1999 were $21.5 million, as compared to $38.1 million in the second quarter of 1998. Of the 14 exploration wells that were decisioned in the second quarter of 1999, seven were declared successful. Of the 13 exploration wells that were decisioned in the second quarter of 1998, six were declared successful.

Depreciation, depletion and amortization expenses increased for the second quarter of 1999 as compared to the second quarter of 1998. The increase resulted primarily from increased production and higher average depletive write-off rates.

Interest expense for the second quarter of 1999 increased $6.8 million as compared to the corresponding period last year. The increase was the result of higher average outstanding debt levels during the second quarter of 1999 as compared to the second quarter of 1998. The increase in long-term debt is associated with our acquisition of 23 Gulf of Mexico shelf properties in late 1998.

The income tax benefit of $8.3 million for the second quarter of 1999 reflects higher before-tax income when compared to the corresponding quarter last year. The income tax benefit for the second quarter of 1999 included the net benefit of $23.0 million of Internal Revenue Code Section 29 tax credits for non-conventional fuels. The income tax benefit for the second quarter of 1998 included $25.5 million for Section 29 tax credits. Section 29 tax credits for the second quarter of 1999 were lower than the second quarter of 1998 as a result of accounting adjustments.

SIX MONTHS ENDED JUNE 30, 1999 vs. SIX MONTHS ENDED JUNE 30, 1998.

Our net income for the first six months of 1999 was $67.3 million compared to $80.8 million for the first six months of 1998. This decrease was primarily due to (1) lower average commodity prices, (2) higher operating expense, (3) higher depreciation, depletion and amortization expenses and (4) higher interest expense. These impacts were partially offset by higher volumes available for sale and lower dry hole expenses.

Our natural gas sales revenues increased for the first six months of 1999 as compared to the corresponding period last year. The increase in revenues was due to a 13 percent increase in natural gas volumes available for sale, partially offset by a decrease in sales prices. Our natural gas purchases decreased in the first six months of 1999 as compared to the corresponding period last year, primarily due to the lower commodity prices.

Our average natural gas wellhead prices for the first six months of 1999 decreased 18 cents per Mcf as compared to the corresponding period last year. This decrease was primarily due to lower commodity prices experienced during the first half of 1999 as compared to the first half of 1998. The average price for natural gas sold at Henry Hub, Louisiana (a benchmark from which general natural gas price trends can be analyzed) during the first six months of 1999 was $1.97 per Mcf compared to $2.22 per Mcf for the corresponding period last year. When compared to the first six months of 1998, our wellhead price decline in the first six months of 1999 was less than the general market decline at Henry Hub because (1) the prices for our production in the San Juan basin did not decline as much as at Henry Hub and (2) our natural gas hedging activity for the first six months of 1999 resulted in a $12.4 million gain as compared to a $4.9 million loss in the first six months of 1998.

Average natural gas production for the first six months of 1999 increased by 211 MMcfd as compared to the corresponding period last year. The higher production level was a result of (1) natural gas production volumes added from our interests in 23 Gulf of Mexico shelf fields that we acquired late last year and
(2) production increases we achieved from new field startups and operational improvements at Mississippi Canyon 148,

West Cameron 645, Main Pass 199, the San Juan basin and other fields. These increases more than offset the impact of (1) natural production declines that normally occur in oil and gas fields and (2) property sales we completed in the first half of 1999.

Crude oil sales revenues for the first half of 1999 decreased as compared to the corresponding period last year. This decrease was due to lower commodity prices. During the first six months of 1999 crude oil prices were volatile as reflected in the range of crude oil prices for NYMEX-WTI-at-Cushing from a low of $11.38 per Bbl during February 1999 to a high of $19.28 per Bbl at the end of June 1999. The average market price for the first half of 1999 was lower as compared to the corresponding period last year. This difference is reflected in the average price for the first six months of 1999 for NYMEX-WTI-at-Cushing of $14.10 per Bbl compared to the average price in the first half of 1998 of $16.19 per Bbl. As a result of an agreement by OPEC countries to limit production, crude oil prices began to improve late in the first quarter 1999.

Our average crude oil production for the first six months of 1999 increased 26 percent as compared to the corresponding period last year. Crude oil production increased primarily as a result of volumes from our interests in 23 Gulf of Mexico shelf fields that we acquired late last year. These production increases more than offset the impact of natural field declines.

Net sales revenues for NGLs for the first half of 1999 were lower as compared to the corresponding period last year. Our net NGL sales revenues for the first half of 1999 reflect both a decrease in commodity prices and a decrease in NGL production when compared to the corresponding period last year. NGL prices often fluctuate with the price of crude oil. Our lower NGL production was primarily due to selective decisions to bypass the NGL extraction process in order to capture a higher value in the natural gas price primarily during the first quarter of 1999.

Other revenues for the first half of 1999 were higher as compared to the first half of 1998. The first half of 1999 included net gains of $23.4 million associated with the sale of our interests in selected fields. The first half of 1998 included a $17.7 million gain associated with the formation of Southern Company Energy Marketing.

Operating expenses for the first six months of 1999 were higher than the corresponding period last year, primarily as a result of additional operating costs associated with the 23 Gulf of Mexico shelf properties that we acquired in late 1998.

Exploration expenses for the first half of 1999 were lower than the corresponding period last year, primarily as a result of lower dry hole expenses. Dry hole expenses in the first half of 1999 were $26.9 million, as compared to $65.1 million for the corresponding period last year. Of the 28 exploration wells that were decisioned in the first half of 1999, 18 were declared successful. Of the 29 exploration wells that were decisioned in the first half of 1998, 18 were declared successful.

Depreciation, depletion and amortization expenses increased for the first half of 1999 as compared to the corresponding period last year. The increase resulted primarily from increased production and higher average depletive write-off rates.

Interest expense for the first half of 1999 increased $14.7 million as compared to the corresponding period last year. The increase was the result of higher average outstanding long-term debt levels during the first half of 1999 as compared to the first half of 1998. The increase in debt is associated with our acquisition of 23 Gulf of Mexico shelf properties in late 1998.

The income tax benefit of $32.7 million for the first half of 1999 reflects lower before-tax income and lower tax credits when compared to the corresponding period last year. The income tax benefit for the first half of 1999 included the net benefit of $45.4 million of Internal Revenue Code Section 29 tax credits for non-conventional fuels. The income tax benefit for the first half of 1998 included $52.8 million for Section 29 tax credits.

LIQUIDITY AND CAPITAL RESOURCES.

In the first half of 1999, our cash flow provided by operating activities was $275.0 million as compared to $223.1 million for the first half of 1998. This increase was primarily due to a draw down in our working capital position in the first half of 1999 compared to a build in working capital during the first half of last year.

Our net cash used in investing activities in the first half of 1999 was $205.8 million, which was lower compared to the first half of 1998. Our capital spending was down during the first six months of 1999 as a result of the low commodity price environment during the early part of this year, which led to our decision to defer some capital projects. Lower rig costs in 1999 also contributed to our reduced spending levels.

Our proceeds from asset sales were $48.7 million in the first six months of 1999, compared to $43.9 million received in the first six months of 1998.

The following table summarizes our capital investments for the comparative periods.

                                                   For the Six Months Ended
                                                           June 30,
                                                ------------------------------
                                                        1999              1998
(Millions of dollars)                           ------------       -----------
 Exploratory drilling....................             $ 85.6            $101.3
 Development drilling....................               97.6             159.9
 Property acquisitions...................               26.4              54.6
 Other additions.........................               41.9              47.5
                                                      ------            ------
 Total additions to property,
  plant and equipment....................              251.5             363.3
 Geological and geophysical..............               18.2              25.1
                                                      ------            ------
   Total capital program.................             $269.7            $388.4
                                                      ======            ======

Our cash flows used by financing activities were $52.9 million in the first half of 1999, which included a $40.6 million net decrease in long-term debt.

In July 1999, we entered into agreements with an unrelated third party that have the effect of monetizing the value of one of our long-term gas sales contracts with a certain cogeneration facility. The long-term gas sales contract has a remaining life of approximately 11 years and has an expected average price of approximately $3.00 per Mcf for 1999. Pursuant to the agreements we received an immediate payment of $88.0 million (net of transaction costs) that will be recorded as a deferred liability and amortized as the underlying contract volumes are delivered.

Vastar's ratio of earnings to fixed charges was 1.8 for the six months ended June 30, 1999 and 2.6 for the six months ended June 30, 1998. We computed these ratios by dividing earnings by fixed charges. For this calculation, earnings include income before income taxes and fixed charges. Fixed charges include interest, amortization of debt expenses and the estimated interest component of rental expense.

RISK MANAGEMENT AND MARKET-SENSITIVE INSTRUMENTS.

The following discussion of our risk-management activities includes "forward-looking statements" that involve various uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Refer to the "Cautionary Statement for Purposes of the Private Litigation Reform Act of 1995" in Items 1 and 2 of our annual report on Form 10-K for the year ended December 31, 1998.

We use various financial instruments for non-trading purposes in the normal course of our business to manage and reduce price volatility and other market risks associated with our natural gas and petroleum liquids production. This activity is referred to as hedging. The hedging instruments which we have used have the effect of providing a market related price plus a premium and/or minimum price that we will receive for the volumes and the time periods identified in the instruments. We structure these arrangements to reduce our exposure to commodity price decreases, but they can also limit the benefit we might otherwise receive from commodity price increases. Our risk management activity is generally accomplished by purchasing and/or selling exchange-traded futures and over-the-counter options.

As a result of all of our hedging transactions for natural gas and crude oil, we realized a pre-tax gain of approximately $12.4 million in the first six months of 1999 compared to a $4.1 million pre-tax loss in the first six months of 1998.

The following table summarizes our open hedging positions as of June 30, 1999:

                                                       Average           Weighted
Product    Financial Instrument     Time Period        Volume         Average Prices
-------    --------------------   ----------------   ---------    ---------------------
Gas        Collars                July - Sept 1999   100 MMcfd    $2.35/Mcf - $3.00/Mcf
Gas        Puts Sold              July - Sept 1999   100 MMcfd          $2.05/Mcf

In July 1999, we entered into the following additional positions:

                                                       Average           Weighted
Product    Financial Instrument     Time Period        Volume         Average Prices
-------    --------------------   ----------------   ---------    ---------------------
Gas        Collars                Oct  - Dec 1999    100 MMcfd    $2.50/Mcf - $3.20/Mcf
Gas        Puts Sold              Oct  - Dec 1999    100 MMcfd           $2.15/Mcf
Gas        Collars                Jan  - Jun 2000    200 MMcfd    $2.44/Mcf - $3.19/Mcf
Gas        Puts Sold              Jan  - Jun 2000    200 MMcfd           $2.08/Mcf

Oil        Collars                July - Dec 1999     12 MBbld    $18.00/Bbl - $21.49/Bbl
Oil        Puts Sold              July - Dec 1999     12 MBbld           $15.00/Bbl
Oil        Collars                Jan  - Dec 2000     15 MBbld    $17.87/Bbl - $22.13/Bbl
Oil        Puts Sold              Jan  - Dec 2000     15 MBbld           $14.87/Bbl

  A "collar" is a financial instrument or a combination of financial instruments which establishes a range of prices to be received relating to a set commodity volume. This arrangement, in effect, allows us to receive no less than a stated floor price per unit of volume and no more than a stated ceiling price per unit of volume.

  A "put" is an option contract that gives the holder the right to sell a stated volume of the underlying commodity at a specified price for a certain fixed period of time.

  A "call" is an option contract that gives the holder the right to buy a stated volume of the underlying commodity at a specified price for a certain fixed period of time.

The fair value (our unrealized pre-tax loss or gain) for the 1999 hedged transactions in place as of June 30, 1999 would be a $0.5 million loss. This hypothetical loss is calculated based on broker's forward price quotes and NYMEX forward price quotes as of June 30, 1999, which averaged $2.47 per Mcf for the remainder of 1999. We had no oil hedges outstanding as of June 30, 1999. The actual gains or losses we realize from our hedge transactions may vary significantly due to the fluctuation of prices in the commodity markets. For example, a hypothetical 10 percent increase in the forward price quotes would result in an immaterial change to our unrealized loss position. In order to calculate the hypothetical loss, the relevant variables are (1) the type of commodity, (2) the delivery price and (3) the delivery location. We do not take into account the time value of money because of the short-term nature of our hedging instruments. These calculations may be used to analyze the gains and losses we might realize on our financial hedging contracts and do not reflect the effects of price changes on our actual physical commodity sales. Natural gas prices fluctuated between $1.65 per Mcf and $2.42 per Mcf (Henry Hub) and crude oil prices fluctuated between $11.38 per Bbl and $19.28 per Bbl (NYMEX-WTI-at-Cushing) during the first six months of 1999.

We also have long-term contracts with certain cogeneration facilities. As of June 30, 1999, these contracts cover an average of approximately 77 MMcfd of our natural gas production for the remainder of 1999 at approximately $2.58 per Mcf and have a remaining life of approximately 11 years.

In July 1999, we entered into agreements with an unrelated third party that have the effect of monetizing the value of one of the above described long-term gas sales contracts with a certain cogeneration facility. The long-term gas sales contract has a remaining life of approximately 11 years and has an expected average price of approximately $3.00 per Mcf for 1999. Pursuant to the agreements we received an immediate payment of $88.0 million (net of transaction costs) that will be recorded as a deferred liability and amortized as the underlying contract volumes are delivered.

During the second quarter of 1999, our long-term sales commitments did not exceed the total of our proprietary production and the other natural gas production we control through call rights with third-party producers and marketing agreements with royalty owners.

Our borrowings under our commercial paper program and $1.1 billion committed bank line of credit are subject to interest rate risk. Assuming the principal amount of our borrowings had remained unchanged, higher interest rates would have increased interest expense. For example, a 10 percent increase in the London Interbank Offered Rate (a benchmark pursuant to which the Company's interest rates may be set) would have increased our second quarter 1999 interest expense by $2.6 million.

At June 30, 1999, we had an outstanding interest rate swap covering $100 million relating to our putable/callable notes. The swap effectively changed the fixed rate debt of 6.0 percent to a floating rate, which averaged 5.0 percent for the first six months of 1999.

NEW ACCOUNTING STANDARDS.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This standard requires us to recognize all of our derivative and hedging instruments in our statements of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented periodically. On July 7, 1999, the Financial Accounting Standards Board delayed the effective date of SFAS 133 for one year. The delay, published as Statement of Financial Accounting Standards No. 137 (SFAS 137), applies to quarterly and annual financial statements. SFAS 133, as revised by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We have not yet completed our evaluation of the impact the provisions of these standards will have on us.


IMPACT OF THE YEAR 2000 ISSUE.

Progress in the First Six Months of 1999

There have been no material developments with respect to our approach on the Year 2000 issue as previously reported in our annual report on Form 10-K for the year ended December 31, 1998 and our quarterly report on Form 10-Q for the quarter ended March 31, 1999, except as follows.

Since the start of the project, we have incurred and expensed approximately $2.7 million related to our assessment of Year 2000 issues and the development and implementation of our remediation plan. The total cost of the Year 2000 project, including expenses that will be incurred in 2000, is currently estimated at approximately $5.0 million. The analysis process continues, and we have made significant additional progress. Using an average phase completion method of estimation, we estimate approximately 94 percent of the high priority items are complete with an expected completion date before the end of 1999. Similarly, we estimate that 96 percent of the medium-priority items and 89 percent of the low-priority items are complete. The activities relating to the medium and low priority items may not be completed by January 1, 2000, but we continue to believe that the failure of those items to be Year 2000 ready will not have a material adverse effect on our financial condition, cash flows or results of operations.

In addition to assessing our own systems that may be affected by the Year 2000 issue, we continued our efforts in the first six months of 1999 to determine if we will be affected by Year 2000 issues affecting third parties with which we have material relationships. The complexity of our analysis is increased because of our dependence on the representations of these third parties and the correctness of their assessments of their Year 2000 issues, including their exposures to third-party risks. This analysis is substantially complete and all high-priority items which we have identified are being addressed and are expected to be resolved before the end of 1999.

Further, we are continuing our process of developing contingency plans to handle the most reasonably likely worst case scenarios caused by an interrelated failure of key components or widespread outages of key services. Our enterprise-wide contingency planning continues and we expect it to be completed during August 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management and Market-Sensitive Instruments.

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

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

 There have been no material developments with respect to Vastar's legal proceedings as previously reported in our Report on Form 10-K for the period ending December 31, 1998 and our Report on Form 10-Q for the period ending March 31, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders.

  Vastar's Annual Meeting of Stockholders was held on May 19, 1999, in Houston, Texas. Stockholders voted on the election of nine directors for a one-year term expiring in 2000 and the appointment of independent accountants for the year 1999. The voting results on these matters were as follows.

 (a)  Election of Directors:

                                            Votes Received                       Votes                        Broker
Nominee                                          For                            Withheld                     Non-Votes
----------------------------         -------------------------           --------------------          -------------------
Jimmie D. Callison                                  92,713,517                        587,538                          -0-
Terry G. Dallas                                     92,641,093                        659,962                          -0-
Charles D. Davidson                                 92,723,929                        577,126                          -0-
Marie L. Knowles                                    92,509,288                        791,767                          -0-
Robert C. LeVine                                    92,717,895                        583,160                          -0-
William D. Schulte                                  92,888,843                        412,212                          -0-
Steven J. Shapiro                                   92,723,820                        577,235                          -0-
Donald R. Voelte                                    92,659,226                        641,829                          -0-
Michael E. Wiley                                    92,716,872                        584,183                          -0-

  (b) Approval of Appointment of PricewaterhouseCoopers LLP as independent accountants of the Company:

                   For:                             93,261,934
                   Against:                             34,007
                   Abstaining:                           5,114
                   Broker Non-Vote:                        -0-


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

      4.1    $200,000,000 6.50% Notes Due April 1, 2009

      4.2    $100,000,000 6.50% Notes Due April 1, 2009

     12      Computation of Ratio of Earnings to Fixed Charges

     27      Financial Data Schedule

(b)  Reports on Form 8-K.

   Vastar did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    VASTAR RESOURCES, INC.
                                                         (Registrant)


Dated: August 4, 1999                              /s/ Joseph P. McCoy
                                               ------------------------------
                                                       Joseph P. McCoy
                                                Vice President and Controller
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
  No.       Description
-------     -----------
  4.1       $200,000,000 6.50% Notes Due April 1, 2009
  4.2       $100,000,000 6.50% Notes Due April 1, 2009
 12         Computation of Ratio of Earnings to Fixed Charges
 27         Financial Data Schedule