Form 10-Q
period 1999-09-30
VASTAR RESOURCES INC
filed 1999-10-28
CIK 918252

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
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

                               YES [X]    NO [ ]

  NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF SEPTEMBER 30, 1999: 97,643,700.

                        PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                            VASTAR RESOURCES, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                       CONSOLIDATED STATEMENT OF INCOME

                                        For the Three    For the Nine
                                        Months Ended     Months Ended
                                        September 30,    September 30,
                                       ---------------  ----------------
(Millions of dollars,                   1999    1998     1999     1998
except per share amounts)              -----    -----    -----    -----

REVENUES
Net sales and other operating
 revenues............................  $304.4  $206.6   $783.2   $643.2
Earnings from equity affiliate.......     4.4     5.3     13.8     15.9
Other revenues.......................     7.3     5.4     40.2     30.3
                                       ------  ------   ------   ------
   Net revenues......................   316.1   217.3    837.2    689.4
                                       ------  ------   ------   ------
EXPENSES
Operating expenses...................    49.8    39.6    147.3    113.2
Exploration expenses.................    38.1    35.3    123.4    167.7
Selling, general and administrative
 expenses............................    13.7    12.6     38.8     38.8
Taxes other than income taxes........    14.6    11.6     35.3     37.7
Depreciation, depletion and
 amortization........................   105.9    82.3    322.8    225.6
Interest.............................    18.7    14.4     59.7     40.7
                                       ------  ------   ------   ------
   Total expenses....................   240.8   195.8    727.3    623.7
                                       ------  ------   ------   ------
Income before income taxes...........    75.3    21.5    109.9     65.7
Income tax provision (benefit).......     4.2   (16.1)   (28.5)   (52.7)
                                       ------  ------   ------   ------
  Net income.........................  $ 71.1  $ 37.6   $138.4   $118.4
                                       ======  ======   ======   ======

Basic earnings per share.............  $ 0.73  $ 0.39   $ 1.42   $ 1.22
                                       ======  ======   ======   ======

Diluted earnings per share...........  $ 0.72  $ 0.38   $ 1.40   $ 1.21
                                       ======  ======   ======   ======

Cash dividends paid per share
 of common stock.....................  $0.075  $0.075   $0.225   $0.225
                                       ======  ======   ======   ======

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                            VASTAR RESOURCES, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


                          CONSOLIDATED BALANCE SHEET

                                                 September 30,    December 31,
                                                     1999             1998
(Millions of dollars)                            -------------    -----------

ASSETS
Current assets:
 Cash and cash equivalents.......................  $   10.5      $    4.3
 Accounts receivable:
  Trade..........................................     137.6         110.0
  Related parties................................     131.5         130.9
 Inventories.....................................      10.4          10.2
 Prepaid expenses and other assets...............      33.4          37.5
                                                   --------      --------
  Total current assets...........................     323.4         292.9

Oil and gas properties and equipment, net........   2,226.1       2,220.8
Other long-term assets...........................      82.5          60.3
                                                   --------      --------
  Total assets...................................  $2,632.0      $2,574.0
                                                   ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable:
  Trade..........................................  $  186.4      $  179.2
  Related parties................................       9.3           9.8
 Accrued liabilities.............................      72.9          61.5
                                                   --------      --------
   Total current liabilities.....................     268.6         250.5

Long-term debt...................................   1,067.7       1,288.6
Deferred liabilities and credits.................     310.7         205.4
Deferred income taxes............................     246.4         214.3
                                                   --------      --------
  Total liabilities..............................   1,893.4       1,958.8

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized,
 110,000,000 shares;  issued and outstanding,
 97,643,700 shares as of September 30, 1999 and
 97,403,340 shares as of December 31, 1998.......       1.0           1.0
Capital in excess of par value of stock..........     464.3         457.4
Accumulated earnings.............................     273.3         156.8
                                                   --------      --------
  Total stockholders' equity.....................     738.6         615.2
                                                   --------      --------
Total liabilities and stockholders' equity.......  $2,632.0      $2,574.0
                                                   ========      ========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                            VASTAR RESOURCES, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                    For the Nine Months Ended
                                                           September 30,
                                                    --------------------------
                                                        1999       1998
(Millions of dollars)                                 -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..........................................  $ 138.4   $ 118.4
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization..........    322.8     225.6
  Deferred income taxes.............................     32.1      25.4
  Dry hole expense and undeveloped leasehold
    amortization....................................     65.6      99.6
  Gain on asset sales...............................    (25.5)    (21.0)
  Earnings from equity affiliate....................    (13.8)    (15.9)
  Net change in accounts receivable, inventories
    and accounts payable............................    (21.7)    (95.8)
  Other.............................................     86.9     (23.0)
                                                      -------   -------
Net cash provided by operating activities...........    584.8     313.3
                                                      -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties and equipment,
   including dry hole costs.........................   (391.7)   (528.4)
Proceeds from asset sales...........................     52.1      47.0
Other...............................................     (3.1)      0.7
                                                      -------   -------
Net cash used by investing activities...............   (342.7)   (480.7)
                                                      -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock............................      6.9       1.5
Proceeds from long-term debt issuance...............    604.7     196.4
Repayments of long-term debt........................   (825.6)     (1.3)
Dividends paid......................................    (21.9)    (21.9)
                                                      -------   -------
Net cash provided (used) by financing activities....   (235.9)    174.7
                                                      -------   -------
Net change in cash and cash equivalents.............      6.2       7.3

Cash and cash equivalents at beginning of period....      4.3      10.2
                                                      -------   -------
Cash and cash equivalents at end of period..........  $  10.5   $  17.5
                                                      =======   =======


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                            VASTAR RESOURCES, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  INTRODUCTION.

The accompanying financial statements are unaudited and have been prepared from our records. In the opinion of our management, these financial statements reflect all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of our financial position and results of operations in conformity with generally accepted accounting principles. These statements are presented in accordance with the requirements of Regulation S-X, which does not require all disclosures normally required by generally accepted accounting principles or those normally required in an annual report on Form 10-K. These interim financial statements should be read in conjunction with the following:
(1) the annual financial statements for the year ended December 31, 1998 and the related notes contained in our annual report on Form 10-K for the year ended December 31, 1998; (2) the quarterly financial statements for the quarter ended March 31, 1999, and the related notes in our quarterly report on Form 10-Q for the quarter ended March 31, 1999; and (3) the quarterly financial statements for the quarter ended June 30, 1999 and the related notes in our quarterly report on Form 10-Q for the quarter ended June 30, 1999. We have restated certain previously reported amounts to classifications we adopted in 1999.

NOTE 2.  NET SALES AND OTHER OPERATING REVENUES.


                                         For the Three         For the Nine
                                          Months Ended         Months Ended
                                         September 30,        September 30,
                                       ------------------  --------------------
                                         1999      1998      1999        1998
(Millions of dollars)                  --------   -------  --------    --------

Sales and other operating revenues:
 Unrelated parties...................  $ 277.1   $ 175.3   $  733.2   $  587.6
 Related parties (1).................    224.3     199.9      581.6      607.2
                                       -------   -------   --------   --------
  Total..............................    501.4     375.2    1,314.8    1,194.8

Less:
 Purchases (2).......................   (191.5)   (165.2)    (515.8)    (543.9)
 Delivery expense....................     (5.5)     (3.4)     (15.8)      (7.7)
                                       -------   -------   --------   --------
Net sales and
 other operating revenues............  $ 304.4   $ 206.6   $  783.2   $  643.2
                                       =======   =======   ========   ========
--------------------
(1) Average costs of related-party
     sales..........................   $ 183.1   $ 175.8   $  523.2   $  513.2
(2) Related-party purchase cost......  $  20.6   $  31.3   $   54.2   $   88.6

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

We account for our interest in Southern Company Energy Marketing using the equity method of accounting. Our $48.3 million equity investment in Southern Company Energy Marketing is reflected as a long-term asset in our consolidated balance sheet.

For the first five years of operation, we are entitled to receive, subject to certain exceptions, minimum cash distributions from Southern Company Energy Marketing of $20 million for the year 1998, $20 million for the year 1999, $25 million for the year 2000, $30 million for the year 2001 and $30 million for the year 2002. In 1999 and 1998, we have recognized our accrued share of minimum distributions, net of any contractual obligations, in the amounts of (1) $4.4 million for the three months ended September 30, 1999, (2) $5.3 million for the three months ended September 30, 1998, (3) $13.8 million for the nine months ended September 30, 1999 and (4) $15.9 million for the nine months ended September 30, 1998. For additional details, including a discussion concerning a dispute between Vastar and Southern Energy relating to the minimum cash distribution payment for 1998, refer to our annual report on Form
10-K for the year ended December 31, 1998.


NOTE 4.  EXPLORATION EXPENSES.


                                      For the Three    For the Nine
                                      Months Ended     Months Ended
                                      September 30,    September 30,
                                      -------------    -------------
(Millions of dollars)                  1999    1998     1999    1998
                                      -----   -----    ------  -----

Dry hole costs......................  $12.4   $ 8.2    $ 39.3  $ 73.3
Geological and geophysical..........    3.6     4.6      21.8    29.7
Undeveloped leasehold amortization..    8.8     8.8      26.3    26.3
Staff...............................   10.4    10.3      29.8    31.3
Lease rentals.......................    2.9     3.4       6.2     7.1
                                      -----   -----    ------  ------
 Total..............................  $38.1   $35.3    $123.4  $167.7
                                      =====   =====    ======  ======

                            VASTAR RESOURCES, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


NOTE 5.  EARNINGS PER SHARE.
                                               For the Three  For the Nine
                                               Months Ended   Months Ended
                                               September 30,  September 30,
                                               -------------  -------------
                                                1999   1998    1999   1998
                                                ----   ----    ----   ----
(Millions, except per share amounts)

Basic earnings per share:
  Income available to common shareholders.     $71.1  $37.6  $138.4  $118.4
  Average shares of stock outstanding.......    97.6   97.4    97.5    97.3
 Basic earnings per share...................   $0.73  $0.39  $ 1.42  $ 1.22

Diluted earnings per share:
  Income available to common shareholders.. $71.1 $37.6 $138.4 $118.4 Incremental shares assuming the exercise
   of stock options.........................     1.1    0.5     0.8     0.6
  Average shares of stock outstanding plus
   effect of dilutive securities...........     98.7   97.9    98.3    97.9
 Diluted earnings per share................    $0.72  $0.38  $ 1.40  $ 1.21


Set forth in the table below are all of our outstanding stock options granted under all of our stock option plans and programs for directors, officers and employees as of September 30, 1999. The exercise price of stock options range from $14.00 to $46.66 per share.


 Vested and exercisable(1)......... 1.2 million
 Vested and unexercisable.......... 0.6 million
 Non-vested........................ 0.5 million
                                   -------------
 Total............................. 2.3 million
 -------------
 (1) Stock options generally vest one year after the date of grant, become exercisable in increments of 25 percent per year during the first four years after the grant and expire ten years after the date of grant.

Our board of directors has adopted various arrangements that will become operative upon a change of control of Vastar. One of these arrangements, our Amended and Restated Executive Long-Term Incentive Plan, provides that, if a change of control occurs, all unexercisable and/or unvested stock options granted under the plan will become immediately vested and exercisable. All stock options granted under our other stock option plans and programs are vested and exercisable.

In March 1999, ARCO (Atlantic Richfield Company), which owns approximately 81.9 percent of our common stock, entered into a merger agreement with BP Amoco p.l.c. which provides for the merger of a subsidiary of BP Amoco p.l.c. into ARCO. If this transaction is consummated it would constitute a change of control under the above-described arrangements, including our Amended and Restated Executive Long-Term Incentive Plan. For additional information on the change of control arrangements, refer to our proxy statement relating to our 1999 annual meeting of stockholders, which we filed with the SEC on March 23, 1999. We filed a copy of the Amended and Restated Executive Long-Term Incentive Plan as Appendix A to our proxy statement relating to our 1998 annual meeting of stockholders, which we filed with the SEC on March 26, 1998.

                            VASTAR RESOURCES, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 6.  COMMITMENTS AND CONTINGENCIES.

We are involved in a number of lawsuits, all of which have arisen in the ordinary course of our business. We believe any ultimate liability resulting from these lawsuits will not have a material adverse effect on our financial position or results of operations.

Our operations and financial position continue to be affected from time to time in varying degrees by domestic and foreign political developments as well as legislation and regulations pertaining to restrictions on oil and gas production, imports and exports, natural gas regulation, taxes, environmental regulations and cancellation of contract rights. Both the likelihood of such occurrences and their overall effect on us vary greatly and are not predictable. These uncertainties are among a number of items we have taken and will continue to take into account in periodically establishing accounting reserves.

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

In September 1996, we entered into a contract with Diamond Offshore Drilling Company (Diamond) for the major upgrade and operation of a semisubmersible drilling rig, Ocean Victory, for a three-year deepwater drilling program in the Gulf of Mexico, which began in November 1997. Since November 1997, scheduled increases in the day rates and our request of Diamond to make improvements to the rig have resulted in higher costs during the remaining contract term. This contract has a remaining life as of September 30, 1999 of 1.4 years. Remaining costs for this contract and other contracts for related support boats are approximately $87.0 million. This amount does not take into consideration any reimbursements we might receive from partners or potential partners. We have three one-year options to renew the term of the contract, subject to renegotiating the day rates.


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

Pursuant to a working capital loan arrangement, we have agreed to loan Southern Company Energy Marketing up to $20.0 million. At September 30, 1999, no loans were outstanding under this arrangement.

                            VASTAR RESOURCES, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


NOTE 6.  COMMITMENTS AND CONTINGENCIES - (continued).

We have performed and continue to perform ongoing credit evaluations of our customers and generally do not require collateral on our credit sales. Any amounts anticipated as uncollectible are charged to income and credited to a valuation account. The amounts included in the allowance for uncollectible accounts receivable at September 30, 1999 and 1998, were insignificant.

In July 1999, we entered into agreements with an unrelated third party that have the effect of monetizing the value of one of our long-term natural gas sales contracts. This particular contract is associated with gas sales to a certain cogeneration facility, has a remaining life of approximately 11 years and has an expected average price of approximately $3.00 per Mcf for 1999. Pursuant to these agreements, we received an immediate payment of $88.0 million (net of transaction costs) that has been recorded as a deferred liability and will be amortized as the underlying contract volumes are delivered.

In March 1999, ARCO (Atlantic Richfield Company), which owns approximately 81.9 percent of our common stock, entered into a merger agreement with BP Amoco p.l.c. which provides for the merger of a subsidiary of BP Amoco p.l.c. into ARCO. The closing of the merger is subject to the approval of various regulatory authorities some of which have yet to be obtained. ARCO and Vastar have entered into a number of agreements, including technology assignments and licenses, services agreements and insurance agreements. These agreements are more fully described in our proxy statement relating to our 1999 annual meeting of stockholders which we filed with the SEC on March 23, 1999 and copies of many of these agreements have also been filed with the SEC. We do not anticipate that the rights and obligations of the parties under these agreements, including any termination rights, will be materially affected by the merger. Any amendments to these agreements would have to be negotiated and agreed to by us. We do not believe that the termination of any or all of the above-listed agreements with ARCO would have a material adverse effect on our operations, cash flows or financial condition.

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

                            VASTAR RESOURCES, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 7.  TAXES.

  The provision (benefit) for taxes on income is comprised of the following:

                                          For the Three      For the Nine
                                          Months Ended       Months Ended
                                          September 30,      September 30,
                                        -----------------   ----------------
(Millions of dollars)                     1999     1998       1999     1998
                                        --------  -------   -------- -------
Federal:
 Current..............................    $(38.8)  $(34.1)  $(60.9)  $(78.6)
 Deferred.............................      41.2     17.5     29.7     24.5
                                          ------   ------   ------   ------
  Total federal.......................       2.4    (16.6)   (31.2)   (54.1)
                                          ------   ------   ------   ------
State:
 Current..............................       0.2     (0.2)     0.3      0.5
 Deferred.............................       1.6      0.7      2.4      0.9
                                          ------   ------   ------   ------
  Total state.........................       1.8      0.5      2.7      1.4
                                          ------   ------   ------   ------
Total income tax provision (benefit)..     $ 4.2   $(16.1)  $(28.5)  $(52.7)
                                          ======   ======   ======   ======

The following is a reconciliation of our income tax provision (benefit) with tax at the federal statutory rate for the specified periods:

                                   For the Three     For the Nine
                                   Months Ended      Months Ended
                                   September 30,     September 30,
                                  ----------------  ----------------
(Millions of dollars)              1999     1998     1999     1998
                                  -------  -------  -------  -------

Income before taxes.............  $ 75.3   $ 21.5   $109.9   $ 65.7
                                  ======   ======   ======   ======
Tax at the statutory rate.......  $ 26.4   $  7.5   $ 38.5   $ 23.0
Increase (reduction) in taxes
 resulting from:
  State income taxes (net
   of federal effect)...........     1.1      0.3      1.7      0.9
  Tax credits and other.........   (23.3)   (23.9)   (68.7)   (76.6)
                                  ------   ------   ------   ------
Income tax provision (benefit)..  $  4.2   $(16.1)  $(28.5)  $(52.7)
                                  ======   ======   ======   ======

                            VASTAR RESOURCES, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


NOTE 7.  TAXES - (continued).

Under the Tax Sharing Agreement with ARCO, we are paid currently for Internal Revenue Code Section 29 ("Section 29") tax credits that reduce the ARCO consolidated tax group's income tax liability in the current period. Pursuant to the Internal Revenue Code, our Section 29 tax credits can be used to reduce the ARCO consolidated tax group's regular income tax liability after foreign tax credits (the "Regular Tax"), but not below the ARCO consolidated tax group's tentative minimum tax liability. If Section 29 tax credits are not used by the ARCO consolidated tax group due to this limitation, the portion of the unused credits that does not exceed the Regular Tax is carried forward to be used by ARCO and by us in a subsequent year.

During the third quarter of 1999, we entered into a Third Amendment to the Tax Sharing Agreement with ARCO. The Third Amendment implements certain tax assumptions made in a Stock Purchase Agreement entered into with ARCO in 1998. Under the Stock Purchase Agreement, we agreed to acquire the stock of Western Midway Company from ARCO for $470 million which amount was later adjusted after closing to approximately $440 million (the Adjusted Purchase Price). We also agreed that, for the purposes of the Tax Sharing Agreement, our tax basis in the Western Midway Company assets on the closing date of the acquisition would be equal to the Adjusted Purchase Price. ARCO agreed to indemnify and hold us harmless in the event that our actual tax basis was determined to be less than the Adjusted Purchase Price.

The Third Amendment also changes a provision in the Tax Sharing Agreement dealing with the compensation due to us for our Section 29 tax credits in the event we are no longer consolidated with ARCO for federal income tax purposes ("deconsolidation"). Under the Tax Sharing Agreement prior to the Third Amendment, we were entitled to be paid for our Section 29 tax credits that are being carried forward on the ARCO consolidated tax group's consolidated return in the event of deconsolidation, but only to the extent those tax credits were also being carried forward on Vastar's pro forma federal tax return (i.e., the pro forma federal income tax return that is prepared by Vastar pursuant to the Tax Sharing Agreement as if Vastar were not part of the ARCO consolidated tax group). In the event of deconsolidation, the Third Amendment allows us to be paid for our Section 29 tax credits carried forward on the ARCO consolidated tax group's consolidated return whether or not we are also carrying forward those tax credits on our pro forma federal tax return.

                            VASTAR RESOURCES, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


NOTE 8.   LONG-TERM DEBT.

Our long-term debt is comprised of the following:

                                                September 30,  December 31,
                                                    1999           1998
                                                -------------  ------------
(Millions of dollars)

8.75% Notes, issued February 1995, due 2005...    $  149.6      $  149.6
6.95% Notes, issued November 1996, due 2006*..        75.0          75.0
6.96% Notes, issued February 1997, due 2007*..        75.0          75.0
6.39% Notes, issued January 1998, due 2008*...        50.0          50.0
6.50% Notes, issued March 1999, due 2009......       299.1           ---
6.00% Putable/Callable Notes, issued
 April 1998, due 2010.........................       100.0         100.0
Notes due to ARCO, due 2003...................         ---         300.0
Revolving Credit Agreement....................         ---         320.0
Commercial Paper..............................       319.0         219.0
                                                  --------      --------
Total.........................................    $1,067.7      $1,288.6
                                                  ========      ========

---------------
*  Issuances pursuant to our Medium-Term Note Program.

We had one interest rate swap for $100.0 million outstanding at September 30, 1999 related to the putable/callable notes. This swap will terminate in April 2000. The swap effectively changes the 6.0 percent fixed rate to a floating rate. The financial impact of settling this swap was a favorable $0.2 million for the third quarter 1999 and $0.5 million for the first nine months of 1999.

NOTE 9.   NEW ACCOUNTING STANDARDS.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires us to recognize all of our derivative and hedging instruments in our statements of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented periodically. On July 7, 1999, the Financial Accounting Standards Board delayed the effective date of SFAS 133 for one year. The delay, published as SFAS No. 137, applies to quarterly and annual financial statements. SFAS No. 133, as revised by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We have not yet completed our evaluation of the impact the provisions of these standards will have on us.

NOTE 10.  SUBSEQUENT EVENTS.

On October 20, 1999, we declared a quarterly dividend of $0.075 per share of common stock, payable on December 1, 1999, to our stockholders of record on November 5, 1999.

                                    ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS.

The following table sets forth sales and production volumes and average price statistics for the specified periods:

                                      For the Three   For the Nine
                                      Months Ended    Months Ended
                                      September 30,   September 30,
                                      --------------  --------------
                                       1999    1998    1999    1998
                                      ------  ------  ------  ------

NATURAL GAS
 Sales (MMcfd)*.....................   1,389   1,380   1,475   1,358
 Production (MMcfd).................   1,043     977   1,102     940
 Average sales price (per Mcf)*.....  $ 2.32  $ 1.85  $ 1.96  $ 1.91
 Average wellhead price (per Mcf)...  $ 2.26  $ 1.79  $ 1.91  $ 1.88

CRUDE OIL
 Sales (MBbld)*.....................   102.3   109.7   114.7   115.5
 Production (MBbld).................    44.7    32.8    44.8    34.6
 Average realized price (per Bbl)*..  $18.23  $13.11  $14.83  $14.90

NATURAL GAS LIQUIDS ("NGLs")
 Production (MBbld).................    17.8    12.0    14.6    14.0
 Average realized price (per Bbl)...  $13.95  $ 8.38  $11.62  $ 9.67

Total production (MMcfed)*..........   1,418   1,246   1,458   1,232

--------------
* As generally used in the oil and gas business and in this Form 10-Q, the following terms have the following meanings:
    MMcfd   = million cubic feet per day
    Mcf     = thousand cubic feet
    MMcfed  = million cubic feet equivalent per day
    Bbl     = barrel
    MBbld   = thousand barrels per day

In calculating Mcf and Bbl equivalents, we use a generally recognized standard in which one Bbl is equal to six Mcf.

The following table sets forth the statement of income for the specified periods:

                                            For the Three       For the Nine
                                            Months Ended        Months Ended
                                            September 30,       September 30,
                                          -----------------   ----------------
(Millions of dollars)                      1999       1998     1999      1998
                                          ------    -------   ------   -------
REVENUES
Natural gas:
 Sales..................................   $296.6    $234.7   $ 789.3   $ 710.1
 Purchases..............................    (86.8)    (74.8)   (223.7)   (241.6)
 Delivery expense.......................     (3.1)     (2.2)     (9.9)     (2.8)
                                           ------    ------   -------   -------
   Net sales - natural gas..............    206.7     157.7     555.7     465.7
                                           ------    ------   -------   -------
Crude oil:
 Sales..................................    179.3     130.0     470.3     438.9
 Purchases.............................    (103.0)    (89.2)   (284.8)   (294.4)
 Delivery expense.......................     (1.3)     (1.3)     (4.1)     (3.8)
                                           ------    ------   -------   -------
  Net sales - crude oil.................     75.0      39.5     181.4     140.7
                                           ------    ------   -------   -------
NGLs and other:
 Sales..................................     25.5      10.5      55.2      45.8
 Purchases and other costs..............     (2.8)     (1.1)     (9.1)     (9.0)
                                           ------    ------   -------   -------
  Net sales - NGLs and other............     22.7       9.4      46.1      36.8
                                           ------    ------   -------   -------
  Net sales and other operating
    revenues............................    304.4     206.6     783.2     643.2
Earnings from equity affiliate..........      4.4       5.3      13.8      15.9
Other revenues..........................      7.3       5.4      40.2      30.3
                                           ------    ------   -------   -------
  Net revenues.........................     316.1     217.3     837.2     689.4
                                           ------    ------   -------   -------
EXPENSES
Operating expenses......................     49.8      39.6     147.3     113.2
Exploration expenses....................     38.1      35.3     123.4     167.7
Selling, general and administrative
 expenses...............................     13.7      12.6      38.8      38.8
Taxes other than income taxes...........     14.6      11.6      35.3      37.7
Depreciation, depletion and
 amortization..........................     105.9      82.3     322.8     225.6
Interest................................     18.7      14.4      59.7      40.7
                                           ------    ------   -------   -------
  Total expenses.......................     240.8     195.8     727.3     623.7
                                           ------    ------   -------   -------
Income before income taxes..............     75.3      21.5     109.9      65.7
Income tax provision (benefit)..........      4.2     (16.1)    (28.5)    (52.7)
                                           ------    ------   -------   -------
  Net income...........................    $ 71.1    $ 37.6   $ 138.4   $ 118.4
                                           ======    ======   =======   =======

THIRD QUARTER 1999 vs. THIRD QUARTER 1998.

Our net income for the third quarter of 1999 was $71.1 million compared to $37.6 million for the third quarter of 1998. This 89 percent increase was primarily due to higher commodity prices and higher production volumes available for sale.

Our natural gas sales revenues increased in the third quarter of 1999 as compared to the third quarter of 1998. The increase was primarily due to a higher average sales price. Our natural gas purchases increased in the third quarter of 1999 as compared to the third quarter of 1998 due to higher commodity prices, partially offset by lower purchased volumes.

The average price for natural gas sold at Henry Hub, Louisiana (a benchmark from which general natural gas price trends can be analyzed) was $2.63 per Mcf for the third quarter of 1999 compared to $2.00 per Mcf for the corresponding period last year. Our wellhead price increase of $0.47 per Mcf was less than the improvement in the Henry Hub index primarily due to the widening of the basis differential for our gas production from the San Juan basin in the third quarter of 1999 as compared to the corresponding period last year. Basis differential is the difference in value between gas at one delivery point (for example Henry
Hub) and gas at another delivery point (for example San Juan basin). Natural gas hedging activity for the third quarter of 1999 resulted in a $0.2 million gain. Natural gas hedging activity for the third quarter of 1998 resulted in a $4.0 million gain.

Our average natural gas production in the third quarter of 1999 increased by 66 MMcfd as compared to the corresponding period last year. The higher average production level was a result of (1) natural gas volumes contributed from our interests in 23 Gulf of Mexico shelf fields that we acquired late last year, (2) successful exploitation programs in the San Juan basin, Deep Anadarko, and West Cameron 645 fields, and (3) the addition of production from last year's African Swallow discovery. Also, only one storm-related production curtailment occurred in the Gulf of Mexico during the quarter, compared to four such events last year. Production increases more than offset the impact of natural production declines that normally occur in oil and gas fields.

Crude oil sales revenues for the third quarter of 1999 increased as compared to the third quarter of 1998, primarily due to higher commodity prices. As a result of an agreement by OPEC countries to limit production, crude oil prices began to improve late in the first quarter of 1999. The average market price for the third quarter of 1999 was higher as compared to the corresponding period last year. This difference is reflected in the third quarter 1999 average price for NYMEX-WTI-at-Cushing (a crude oil price benchmark from which general crude oil price trends can be analyzed) of $19.49 per Bbl compared to the average price in the third quarter of 1998 of $13.84 per Bbl. Our realized price for crude oil recognized a smaller price increase compared to the general market, primarily due to the widening of the basis differential between the Gulf Coast crude markets and the WTI-at-Cushing benchmark. The majority of our production is located in the Gulf Coast markets.

Our average crude oil production in the third quarter of 1999 increased 36 percent as compared to the third quarter of 1998. Our crude oil production increased primarily as a result of volumes added from our interests in 23 Gulf of Mexico shelf fields that we acquired late last year. In addition, the third quarter of 1998 production levels were reduced due to the shut-in of production at selected fields related to storms experienced during this time period. Production increases more than offset the impact of natural field declines.

Our net sales revenues for NGLs and other for the third quarter of 1999 were higher as compared to the third quarter of 1998. Our net NGL sales revenues for the third quarter of 1999 reflect both an increase in our average NGL production and an increase in average NGL prices. NGL prices often fluctuate with the price of crude oil, and as crude oil prices increased in 1999, NGL prices generally followed the corresponding trend. Our higher NGL production was due primarily to selective decisions during the second quarter of 1999 to re-start the extraction of NGLs from certain wet gas streams because of favorable NGL processing economics. NGL processing economics remained favorable throughout the third quarter of 1999.

Our operating expenses for the third quarter of 1999 were higher than the third quarter of 1998, primarily resulting from additional operating costs associated with our interests in 23 Gulf of Mexico shelf fields that we acquired in late 1998.

Our exploration expenses for the third quarter of 1999 were higher than the third quarter of 1998, primarily as a result of higher dry hole expenses. Dry hole expenses in the third quarter of 1999 were $12.4 million, as compared to $8.2 million in the third quarter of 1998. Of the 11 gross exploration wells that were decisioned in the third quarter of 1999, eight were decisioned discoveries. Of the 11 gross exploration wells that were decisioned in the third quarter of 1998, four were decisioned discoveries. Although the number of wells decisioned dry was smaller in the third quarter of 1999 as compared to the third quarter of 1998, dry hole expense was higher because it included the cost of a higher cost deepwater well.

Our depreciation, depletion and amortization expenses increased for the third quarter of 1999 as compared to the third quarter of 1998. The increase resulted primarily from increased production primarily associated with our interests in 23 Gulf of Mexico shelf fields that we acquired in late 1998 and higher average depletive write-off rates.

Our interest expense for the third quarter of 1999 increased as compared to the corresponding period last year as a result of higher average outstanding debt levels during the third quarter of 1999 as compared to the third quarter of 1998. The increase in long-term debt is associated with our acquisition of interests in 23 Gulf of Mexico shelf fields in late 1998.

Our income tax provision of $4.2 million for the third quarter of 1999 reflects higher before-tax income when compared to the third quarter of 1998. The income tax provision for the third quarter of 1999 includes the net benefit of $23.3 million of Internal Revenue Code Section 29 (Section 29) tax credits. The income tax benefit for the third quarter of 1998 includes $23.9 million of Section 29 tax credits. Section 29 tax credits for the third quarter of 1999 were lower than the third quarter of 1998 as a result of lower tax credit eligible production and accounting adjustments.

NINE MONTHS ENDED SEPTEMBER 30, 1999 vs. NINE MONTHS ENDED SEPTEMBER 30, 1998.

Our net income for the first nine months of 1999 was $138.4 million compared to $118.4 million for the first nine months of 1998. This increase was primarily due to higher average sales prices and production volumes for all commodities and lower exploration expenses.

Our natural gas sales revenues increased for the first nine months of 1999 as compared to the corresponding period last year. The increase in revenues was primarily due to a nine percent increase in natural gas volumes available for sale. Our natural gas purchases decreased in the first nine months of 1999 as compared to the corresponding period last year, primarily due to lower purchased volumes.

Our average natural gas wellhead prices for the first nine months of 1999 increased approximately $0.03 per Mcf as compared to the corresponding period last year. The average price for natural gas sold at Henry Hub, Louisiana (a benchmark from which general natural gas price trends can be analyzed) during the first nine months of 1999 was $2.19 per Mcf compared to $2.15 per Mcf for the corresponding period last year. Two offsetting factors are reflected in our average wellhead price. First, we experienced widening price differentials for our gas production (effectively lower prices) in the first nine months of 1999 as compared to the same period last year. Offsetting the higher price differentials was a $12.5 million gain associated with our hedging activity for the first nine months of 1999. Hedging activity for the first nine months of 1998 resulted in a $0.9 million loss.

Our average natural gas production for the first nine months of 1999 increased by 162 MMcfd as compared to the corresponding period last year. The higher production level was a result of (1) natural gas production volumes added from our interests in 23 Gulf of Mexico shelf fields we acquired late last year and
(2) production increases we achieved from new field startups and operational improvements at Mississippi Canyon 148, West Cameron 645, Main Pass 199, the San

Juan basin and other fields. These increases more than offset the impact of (1) natural production declines that normally occur in oil and gas fields and (2) property sales we completed in the first nine months of 1999.

Our crude oil sales revenues for the first nine months of 1999 increased as compared to the corresponding period last year. This increase was due to a higher average sales price. Average sales price was $15.02 for the first nine months of 1999. During the first nine months of 1999 crude oil prices were volatile, as reflected in the range of crude oil prices for NYMEX-WTI-at-Cushing from a low of $11.38 per Bbl during February 1999 to a high of $25.48 per Bbl received in late September 1999.

The average price for the first nine months of 1999 for NYMEX-WTI-at-Cushing was $15.90 per Bbl compared to the average price in the first nine months of 1998 of $15.40 per Bbl. As a result of an agreement by OPEC countries to limit production, crude oil prices began to improve late in the first quarter of 1999. Our realized price for crude oil did not recognize the full extent of the general market price increase because of a widening of the basis differential (effectively lowering the price we received) between the Gulf Coast crude markets and the WTI-at-Cushing benchmark.

Our average crude oil production for the first nine months of 1999 increased 29 percent as compared to the corresponding period last year. Our crude oil production increased primarily as a result of volumes from our interests in 23 Gulf of Mexico shelf fields that we acquired late last year. In addition, the third quarter of 1998 production levels were reduced due to the shut-in of production at selected fields related to storms experienced during this time period. Production increases more than offset the impact of natural field declines. The majority of our production is located in the Gulf Coast markets.

Net sales revenues for NGLs and other for the first nine months of 1999 were higher as compared to the corresponding period last year. Our net NGL and other sales revenues for the first nine months of 1999 reflect both an increase in commodity prices and an increase in NGL production when compared to the corresponding period last year. NGL prices often fluctuate with the price of crude oil, and as crude oil prices increased in 1999, NGL prices generally followed the same trend. Our higher NGL production was due primarily to selective decisions during the second quarter of 1999 to re-start the extraction of NGLs from certain wet gas streams because of favorable NGL processing economics which continued through the third quarter of 1999.

Other revenues for the first nine months of 1999 were higher as compared to the same period of 1998. The first nine months of 1999 included net gains of $25.5 million associated with the sale of our interests in selected fields. The first nine months of 1998 included net gains of $21.0 million of which $17.7 million was associated with the formation of Southern Company Energy Marketing.

Our operating expenses for the first nine months of 1999 were higher than the corresponding period last year, primarily as a result of additional operating costs associated with our interests in 23 Gulf of Mexico shelf fields that we acquired in late 1998.

Exploration expenses for the first nine months of 1999 were lower than the corresponding period last year, primarily as a result of lower dry hole expenses. Dry hole expenses in the first nine months of 1999 were $39.3 million, as compared to $73.3 million for the corresponding period last year. This reduction in dry hole expense is due to 13 dry holes (26 discoveries of 39 gross wells decisioned) in the first nine months of 1999 compared to 18 dry holes (22 discoveries of 40 gross wells decisioned) in the first nine months of 1998, along with reduced drilling rig costs during the first nine months of 1999.

Our depreciation, depletion and amortization expenses increased for the first nine months of 1999 as compared to the corresponding period last year. The increase resulted primarily from increased production and higher average depletive write-off rates.

Our interest expense for the first nine months of 1999 increased as compared to the corresponding period last year. The increase was the result of higher average outstanding long-term debt levels during the first nine months of 1999 as compared to the first nine months of 1998. The increase in average outstanding long-term debt is associated with our acquisition of interests in 23 Gulf of Mexico shelf fields in late 1998.

The income tax benefit for the first nine months of 1999 decreased as compared to the same period last year. The income tax benefit of $28.5 million for the first nine months of 1999 reflects higher pre-tax income and lower Section 29 tax credits when compared to the corresponding period last year. The income tax benefit for the first nine months of 1999 includes the net benefit of $68.7 million of Section 29 tax credits. The income tax benefit for the first nine months of 1998 includes $76.7 million for Section 29 tax credits. Section 29 tax credits for the first nine months of 1999 were lower than the same period last year as a result of lower tax credit eligible production and accounting adjustments.

The likelihood of deferral of the Section 29 tax credits increases in a low commodity price environment.


LIQUIDITY AND CAPITAL RESOURCES.

In the first nine months of 1999, our cash flow provided by operating activities was $584.8 million as compared to $313.3 million for the first nine months of 1998. This increase was primarily due to (1) higher volumes and prices, (2) the effect of monetizing the value of one of our long-term gas sales (described below) and (3) a smaller increase in our working capital position in the first nine months of 1999 compared to the first nine months of last year.

In July 1999, we entered into agreements with an unrelated third party that have the effect of monetizing the value of one of our long-term gas sales contracts. This particular contract is associated with gas sales to a certain cogeneration facility, has a remaining life of approximately 11 years and has an expected average price of approximately $3.00 per Mcf for 1999. Pursuant to these agreements, we received an immediate payment of $88.0 million (net of transaction costs) that has been recorded as a deferred liability and will be amortized as the underlying contract volumes are delivered.

Our net cash used in investing activities in the first nine months of 1999 was $342.7 million, which was lower compared to the first nine months of 1998. Our capital spending was down during the first nine months of 1999 as a result of the low commodity price environment during the early part of this year, which led to our decision to defer some capital projects. Lower rig costs in 1999 also contributed to our reduced spending levels.

Our proceeds from asset sales were $52.1 million in the first nine months of 1999, compared to $47.0 million received in the first nine months of 1998.

The following table summarizes our capital investments for the comparative periods.

                                                 For the Nine Months Ended
                                                        September 30,
                                             --------------------------------
                                                 1999                1998
(Millions of dollars)                        ------------         -----------

 Exploratory drilling..................         $133.2              $138.8
 Development drilling..................          157.9               247.1
 Property acquisitions.................           32.2                70.1
 Other additions.......................           68.4                72.4
                                                ------              ------
 Total additions to property,
  plant and equipment..................          391.7               528.4
 Geological and geophysical............           21.8                29.7
                                                ------              ------
   Total capital program...............         $413.5              $558.1
                                                ======              ======

Our cash flows used by financing activities were $235.9 million in the first nine months of 1999, which included a $220.9 million net decrease in long-term debt.

Vastar's ratio of earnings to fixed charges was 2.7 for the nine months ended September 30, 1999 and 2.5 for the nine months ended September 30, 1998. We computed these ratios by dividing earnings by fixed charges. For this calculation, earnings include income before income taxes and fixed charges. Fixed charges include interest, amortization of debt expenses and the estimated interest component of rental expense.

RISK MANAGEMENT AND MARKET-SENSITIVE INSTRUMENTS.

The following discussion of our risk-management activities includes "forward-looking statements" that involve various uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For further information on these risks and uncertainties refer to the "Cautionary Statement for the Purpose of the Private Litigation Reform Act of 1995" in Items 1 and 2 in our annual report on Form 10-K for the year ended December 31, 1998.

We use various financial instruments for non-trading purposes in the normal course of our business to manage and reduce price volatility and other market risks associated with our natural gas and petroleum liquids production. This activity is referred to as hedging. The hedging instruments which we had in place as of September 30, 1999, have the effect of providing a market price within the collar not to exceed the ceiling price of the collar or a market price plus a premium when the market price is less than the floor price of the collar. We structure these arrangements to reduce our exposure to commodity price decreases, but they can also limit the benefit we might otherwise receive from commodity price increases. Our risk management activity is generally accomplished by purchasing and/or selling exchange-traded futures and over-the-counter options.

As a result of all of our hedging transactions for natural gas and crude oil, we realized a pre-tax gain of approximately $12.5 million in the first nine months of 1999 compared to a $0.1 million pre-tax loss in the first nine months of 1998.

The following table summarizes our open hedging positions as of September 30, 1999:

                                                      Average             Weighted
Product   Financial Instrument      Time Period       Volume            Average Prices
-------   --------------------   ----------------   -----------   ------------------------
Gas        Collars                Oct  - Dec 1999    250 MMcfd     $2.63Mcf - $3.31/Mcf
Gas        Puts Sold              Oct  - Dec 1999    250 MMcfd         $2.20/Mcf
Gas        Collars                Jan  - Jun 2000    250 MMcfd     $2.51/Mcf - $3.24/Mcf
Gas        Puts Sold              Jan  - Jun 2000    250 MMcfd         $2.12/Mcf

Oil        Collars                Oct  - Dec 1999     20 MBbld     $18.00/Bbl - $21.51/Bbl
Oil        Puts Sold              Oct  - Dec 1999     20 MBbld         $15.00/Bbl
Oil        Collars                Jan  - Dec 2000     16 MBbld     $18.11/Bbl - $22.36/Bbl
Oil        Puts Sold              Jan  - Dec 2000     16 MBbld         $15.11/Bbl

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

The fair value (our unrealized pre-tax loss or gain) for the 1999 and 2000 hedged transactions in place as of September 30, 1999 would be a $1.0 million gain for natural gas and a $5.5 million loss for crude oil. This hypothetical loss is calculated based on brokers' forward price quotes and NYMEX forward price quotes as of September 30, 1999, which for the remainder of 1999 averaged $2.77 per Mcf for natural gas and $23.81 per Bbl for crude oil. The actual gains or losses we realize from our hedge transactions may vary significantly due to the fluctuation of prices in the commodity markets. For example, a hypothetical 10 percent increase in the forward price quotes would decrease the unrealized gain by approximately $1.2 million for natural gas and increase the unrealized loss by approximately $9.5 million for crude oil. In order to calculate the hypothetical loss, the relevant variables are (1) the type of commodity, (2) the delivery price and (3) the delivery location. We do not take into account the time value of money because of the short-term nature of our hedging instruments. These calculations may be used to analyze the gains and losses we might realize on our financial hedging contracts and do not reflect the effects of price changes on our actual physical commodity sales. Natural gas prices fluctuated between $1.65 per Mcf and $3.08 per Mcf (Henry Hub) and crude oil prices fluctuated between $11.38 per Bbl and $25.48 per Bbl (NYMEX-WTI-at-Cushing) during the first nine months of 1999.

We also have long-term natural gas sales contracts with certain cogeneration facilities. Approximately 55 MMcfd of the approximately 80 MMcfd of natural gas volumes related to these contracts are for a fixed price of approximately $2.40 per Mcf for the remainder of 1999. The remainder of the volume is at market prices. As of September 30, 1999, these contracts have a remaining life of approximately 11 years.

During the third quarter of 1999, our long-term sales commitments did not exceed the total of our proprietary production and the other natural gas production we control through call rights with third-party producers and marketing agreements with royalty owners.

Our borrowings under our commercial paper program and $1.1 billion committed bank line of credit are subject to the risk of interest rate fluctuation. Assuming the principal amount of our borrowings had remained unchanged, higher interest rates would have increased our interest expense. For example, a 10 percent increase in the London Interbank Offered Rate (a benchmark pursuant to which the Company's interest rates may be set) would have increased our third quarter 1999 interest expense by $1.9 million.

At September 30, 1999, we had an outstanding interest rate swap covering $100 million relating to our putable/callable notes. The swap effectively changed the fixed-rate debt of 6.0 percent to a floating rate, which averaged 5.1 percent for the first nine months of 1999.

NEW ACCOUNTING STANDARDS.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires us to recognize all of our derivative and hedging instruments in our statements of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented periodically. On July 7, 1999, the Financial Accounting Standards Board delayed the effective date of SFAS 133 for one year. The delay, published as SFAS No. 137, applies to quarterly and annual financial statements. SFAS No. 133, as revised by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We have not yet completed our evaluation of the impact the provisions of these standards will have on us.


IMPACT OF THE YEAR 2000 ISSUE.

Progress in the First Nine Months of 1999.

There have been no material developments with respect to our approach on the Year 2000 issue as previously reported in our annual report on Form 10-K for the year ended December 31, 1998 and our quarterly reports on Form 10-Q for the quarters ended June 30, 1999 and March 31, 1999, except as follows.

Since the start of the project, we have incurred and expensed approximately $3.4 million related to our assessment of Year 2000 issues and the development and implementation of our remediation plan. The total cost of the Year 2000 project, including expenses we will incur in 2000, is currently estimated at approximately $5.0 million. The analysis process continues, and we have made significant additional progress. Using an average phase completion method of estimation, we estimate approximately 98 percent of the high-priority items are complete, with an expected completion date before the end of 1999. Similarly, we estimate that 99 percent of the medium-priority items and 98 percent of the low-priority items are complete. The activities relating to the medium- and low-priority items may not be completed by January 1, 2000, but we continue to believe that the failure of those items to be Year 2000 ready will not have a material adverse effect on our financial condition, cash flows or results of operations.

Systems we obtained as part of property acquisitions since September 30, 1999 are not included in the above estimates. Year 2000 items will be addressed as part of consolidating these properties into Vastar.

In addition to assessing our own systems that may be affected by the Year 2000 issue, we continued our efforts in the first nine months of 1999 to determine if we will be affected by Year 2000 issues affecting third parties with which we have material relationships. The complexity of our analysis is increased because of our dependence on the representations of these third parties and the correctness of their assessments of their Year 2000 issues, including their exposures to third-party risks. This analysis is substantially complete and all high-priority items which we have identified are being addressed and are expected to be resolved before the end of 1999.

Further, we are continuing our process of developing contingency plans to handle the most reasonably likely worst case scenarios caused by an interrelated failure of key components or widespread outages of key services. Our enterprise-wide contingency planning is complete. Implementation and refinement of the enterprise-wide plan will continue until year-end.

Conclusion.

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

The preceding discussion of our Year 2000 readiness includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For further information on these risks and uncertainties refer to the "Cautionary Statement for the Purpose of the Private Litigation Reform Act of 1995" in Items 1 and 2 in our Form 10-K for the year ended December 31, 1998. This disclosure is also subject to protection under the Year 2000 Information and Readiness Disclosure Act of 1998, Public Law 105-271, as a "Year 2000 Statement" and "Year 2000 Readiness Disclosure" as defined therein.


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

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

  There have been no material developments with respect to Vastar's legal proceedings as previously reported in our annual report on Form 10-K for the period ending December 31, 1998 and our quarterly reports on Form 10-Q for the quarterly periods ending June 30 and March 31, 1999.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

 .    4.1   Vastar Resources, Inc. $50,000,000 Medium-Term Notes Series A due
           January 15, 2008--form of Note

     4.2 Vastar Resources, Inc. $75,000,000 Medium-Term Notes Series A due November 8, 2006--form of Note

     4.3 Vastar Resources, Inc. $75,000,000 Medium-Term Notes Series A due February 26, 2007--form of Note

     4.4 Vastar Resources, Inc. $150,000,000 8.75% Notes due February 1, 2005--form of Note

     4.5 Vastar Resources, Inc. $100,000,000 6.50% Notes due April 1, 2009--form of Note

     4.6 Vastar Resources, Inc. $200,000,000 6.50% Notes due April 1, 2009--form of Note

     4.7 Vastar Resources, Inc. $100,000,000 Putable/Callable Notes, due April 20, 2010, Putable/Callable April 20, 2000--form of Note

    10.1 Third Amendment to Tax Sharing Agreement, effective as of October 30, 1998, between Vastar and its subsidiaries that are signatories thereto and ARCO

    10.2 Second Amendment to Vastar Annual Incentive Plan, effective as of July 21, 1999

    10.3 First Amendment to Vastar Executive Deferral Plan, effective as of July 21, 1999

    10.4 First Amendment to Vastar Comprehensive Management Medical Plan, effective as of July 21, 1999

    10.5 First Amendment to Vastar Executive Medical Plan, effective as of July 21, 1999

    10.6 Second Amendment to Vastar Executive Life Insurance Plan, effective as of July 21, 1999

    10.7 First Amendment to Amended and Restated Executive Long-Term Incentive Plan, effective as of July 21, 1999

    10.8 First Amendment to Vastar Amended and Restated Supplementary Executive Retirement Plan, effective as of July 21, 1999

    10.9 Third Amendment to Special Termination Allowance Plan, effective as of July 21, 1999

    12     Computation of Ratio of Earnings to Fixed Charges

    27     Financial Data Schedule


(b) Reports on Form 8-K.

  Vastar did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            VASTAR RESOURCES, INC.
                                                (Registrant)


Dated: October 28, 1999                     /s/ Joseph P. McCoy
                                        ------------------------------
                                                Joseph P. McCoy
                                        Vice President and Controller
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)

                                 EXHIBIT INDEX


  Exhibit
    No.        Description
----------     -----------

     4.1 Vastar Resources, Inc. $50,000,000 Medium-Term Notes Series A due January 15, 2008--form of Note

     4.2 Vastar Resources, Inc. $75,000,000 Medium-Term Notes Series A due November 8, 2006--form of Note

     4.3 Vastar Resources, Inc. $75,000,000 Medium-Term Notes Series A due February 26, 2007--form of Note

     4.4 Vastar Resources, Inc. $150,000,000 8.75% Notes due February 1, 2005--form of Note

     4.5 Vastar Resources, Inc. $100,000,000 6.50% Notes due April 1, 2009--form of Note

     4.6 Vastar Resources, Inc. $200,000,000 6.50% Notes due April 1, 2009--form of Note

     4.7 Vastar Resources, Inc. $100,000,000 Putable/Callable Notes, due April 20, 2010, Putable/Callable April 20, 2000--form of Note

    10.1 Third Amendment to Tax Sharing Agreement, effective as of October 30, 1998, between Vastar and its subsidiaries that are signatories thereto and ARCO

    10.2 Second Amendment to Vastar Annual Incentive Plan, effective as of July 21, 1999

    10.3 First Amendment to Vastar Executive Deferral Plan, effective as of July 21, 1999

    10.4 First Amendment to Vastar Comprehensive Management Medical Plan, effective as of July 21, 1999

    10.5 First Amendment to Vastar Executive Medical Plan, effective as of July 21, 1999

    10.6 Second Amendment to Vastar Executive Life Insurance Plan, effective as of July 21, 1999

    10.7 First Amendment to Amended and Restated Executive Long-Term Incentive Plan, effective as of July 21, 1999

    10.8 First Amendment to Vastar Amended and Restated Supplementary Executive Retirement Plan, effective as of July 21, 1999

    10.9 Third Amendment to Special Termination Allowance Plan, effective as of July 21, 1999

    12         Computation of Ratio of Earnings to Fixed Charges

    27         Financial Data Schedule