Form 10-K
period 1999-12-31
VASTAR RESOURCES INC
filed 2000-03-03
CIK 918252

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                      1999
                                   FORM 10-K

                               ----------------

                                   (Mark One)
           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the registrant's common equity held by non-affiliates on March 1, 2000, based on the closing price on the New York Stock Exchange composite tape on that date of $54 3/4, was $965,424,489.

   As of March 1, 2000, there were 97,649,450 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be held on May 17, 2000, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

  Item                                                                    Page
  ----                                                                    ----
                                  PART I
  1.
 and 2. Business and Properties.........................................    1
        General Development of Business.................................    1
        Proposed BP Amoco/ARCO Merger...................................    1
        Producing Properties and Exploitation Assets....................    2
        Exploration.....................................................    4
        Historical Results..............................................    5
        Reserve Replacement.............................................    6
        Proved Reserves.................................................    7
        Marketing.......................................................    7
        Risk Management.................................................    8
        Seasonality.....................................................    9
        Regulation......................................................    9
        Section 29 Tax Credits..........................................   10
        Human Resources.................................................   11
        Cautionary Statement for Purposes of the Private Securities
         Litigation Reform Act of 1995..................................   12
  3.    Legal Proceedings...............................................   14
  4.    Submission of Matters to a Vote of Security Holders.............   15
        Executive Officers of the Registrant............................   16

                                 PART II
  5.    Market for Registrant's Common Equity and Related Stockholder
         Matters........................................................  18

  Item                                                                     Page
  ----                                                                     ----
  6.    Selected Financial Data.........................................    18
  7.    Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    19
  7A.   Quantitative and Qualitative Disclosures About Market Risk......    27
  8.    Financial Statements and Supplementary Data.....................    28
  9.    Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure...........................................    57

                                 PART III
 10.    Directors and Executive Officers of the Registrant..............    58
 11.    Executive Compensation..........................................    58
 12.    Security Ownership of Certain Beneficial Owners and Management..    58
 13.    Certain Relationships and Related Transactions..................    58
                                 PART IV
 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-
         K..............................................................    59

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

   We primarily draw from an inventory of internally generated prospects to find and develop oil and gas reserves using, where appropriate, cost-effective advances in technology to reduce the risks associated with oil and gas exploration and development. As of December 31, 1999, our proved reserves were approximately 4,074 Bcfe*. Of this amount approximately 65 percent are gas reserves and 35 percent are liquids* reserves. Our 1999 capital spending was $664 million. We operate our business and report all our operations as one business segment.

   Atlantic Richfield Company ("ARCO") owns 80,000,001 shares, or 81.9 percent, of our outstanding common stock. For more information about the relationship between Vastar and ARCO, including potential conflicts of interest, see Note 4 of the Notes to Consolidated Financial Statements and Item 13 in this Form 10-K.

Proposed BP Amoco/ARCO Merger

   In March 1999, ARCO entered into a merger agreement with BP Amoco p.l.c., which provides for the merger of a subsidiary of BP Amoco p.l.c. with and into ARCO. On February 3, 2000, the members of the United States Federal Trade Commission ("FTC") voted 3-2 to oppose the merger. On February 5, 2000, the FTC filed suit in United States District Court seeking a preliminary injunction to halt the merger. In addition, the state governments of California, Oregon and Washington have filed suit in United States District court to halt the merger. The closing of the merger will depend, among other things, on the outcome of these lawsuits. Over the years, ARCO and Vastar have entered into a number of agreements, including technology assignments and licenses, services agreements and insurance agreements. These agreements are more fully described in our proxy statement relating to our 2000 annual meeting of stockholders (which, pursuant to SEC rules, will be filed within 120 days after December 31, 1999) and copies of many of these agreements have also been filed with the SEC. We do not anticipate that the rights and obligations of the parties under these agreements, including any termination rights, will be materially affected by the merger. Any amendments to these agreements would have to be negotiated and agreed to by us. We do not believe that the termination of any or all of the above-listed agreements with ARCO would have a material adverse effect on our financial condition, results of operations or cash flows.

--------
* As generally used in the oil and gas business and in this document the following terms have the following meanings:

Boe=  barrel of oil equivalent          MMBbl= million barrels                 MMcfd=  million cubic feet per day
Bbl=  barrel                            MBbld= thousand barrels per day        Mcfe=   thousand cubic feet equivalent
Bcf=  billion cubic feet                MMbld= million barrels per day         MMcfe=  million cubic feet equivalent
Bcfd= billion cubic feet per day        MMBtu= million British thermal units   MMcfed= million cubic feet
Bcfe= billion cubic feet equivalent     Mcf=   thousand cubic feet                     equivalent per day
BTU=  British thermal unit              MMcf=  million cubic feet
MBbl= thousand barrels                  Mcfd=  thousand cubic feet per day

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

Producing Properties and Exploitation Assets

   Our principal producing areas are offshore Gulf of Mexico, the Gulf Coast region (south Texas, southeast Texas and south Louisiana), the San Juan/Rockies region (northwest New Mexico, southwest Colorado and Wyoming) and the Mid-Continent region (northeast Texas, Oklahoma, northern Louisiana, Arkansas and Kansas). The following table shows our gas and liquids reserves as of December 31, 1999, and our average production during 1999 for each of our principal producing areas:

                                    December 31, 1999
                                     Proved Reserves    Average 1999 Production
                                   -------------------- ------------------------
                                    Gas  Liquids Total    Gas   Liquids  Total
                                   (Bcf) (MMBbl) (Bcfe) (MMcfd) (MBbld) (MMcfed)
                                   ----- ------- ------ ------- ------- --------
Gulf of Mexico....................   865  186.7  1,985     469   44.4      735
Gulf Coast........................   204   31.8    395      78    9.3      134
San Juan/Rockies..................   805    2.1    818     315    1.0      321
Mid-Continent.....................   777   16.5    876     216    5.3      248
                                   -----  -----  -----   -----   ----    -----
  Total........................... 2,651  237.1  4,074   1,078   60.0    1,438

   The following table shows our natural gas and liquids production for each of the years ended December 31, 1999, 1998 and 1997:

                                                               1999  1998  1997
                                                               ----- ----- -----
Natural Gas Production (MMcfd)
  Gulf of Mexico..............................................   469   393   334
  Gulf Coast..................................................    78    80    81
  San Juan/Rockies............................................   315   300   269
  Mid-Continent...............................................   216   215   198
                                                               ----- ----- -----
    Total..................................................... 1,078   988   882
Liquids Production (MBbld)....................................  60.0  50.1  50.7
Total Production (MMcfed)..................................... 1,438 1,289 1,186

   Our average prices for natural gas, crude oil and natural gas liquids and our average costs per unit for each of the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                          Years Ended December
                                                                  31,
                                                          --------------------
                                                           1999   1998   1997
                                                          ------ ------ ------
Average sales price per Mcf of natural gas............... $ 2.07 $ 1.89 $ 2.38
Average wellhead price per Mcf of natural gas............ $ 2.01 $ 1.85 $ 2.03
Average realized price per Bbl of crude oil.............. $16.67 $14.47 $20.93
Average realized price per Bbl of natural gas liquids.... $12.64 $ 9.40 $13.24
Average production cost per Mcfe*........................ $ 0.46 $ 0.46 $ 0.47
Average selling, general and administrative expenses per
 Mcfe.................................................... $ 0.11 $ 0.11 $ 0.15

--------
* Includes operating expenses and taxes other than income taxes.

   We calculate our average sales price per Mcf of natural gas by dividing our total annual natural gas sales revenue by our total annual natural gas sales volume. Our average wellhead price per Mcf of natural gas is determined by dividing (1) our total annual natural gas sales revenues, less the cost of the natural gas we purchased(/1/), the expenses we incurred in transporting our natural gas to the sales delivery point and the margins we generated from our natural gas marketing activities, by (2) our total annual natural gas production volume. Vastar's average realized price per barrel of crude oil and natural gas liquids is determined by dividing (1) our total annual sales revenue for each commodity product, less the cost of the volumes of that commodity we purchased and the expenses we incurred in transporting those volumes to the sales delivery point, by (2) our total annual production volume for that commodity.

 Gulf of Mexico

   In general, properties in the Gulf of Mexico have high production rates and reserves deplete more rapidly than onshore properties. The Gulf of Mexico is divided into two general areas, the shelf and deepwater. As used in this Form 10-K, deepwater means water deeper than 1,000 feet. We have reserves in both the shelf and the deepwater. Through 1999 our production has come from the shelf. Our first deepwater reserves were discovered in 1998 on the King Prospect (Mississippi Canyon 764), in which we own a 50 percent gross working interest.(/2/) Work is currently underway to develop these reserves. We expect production by mid-2000 at a rate determined by existing platform capacity.

   In total, our current production portfolio in the Gulf of Mexico includes 38 key fields we operate and 22 fields that others operate. Generally, the operator of an oil and gas property is entitled to make decisions for itself and any co-owners regarding the development, operation and maintenance of the property. A joint operating agreement that defines the operator's responsibilities usually governs operation of a property with more than one owner.

   Our Gulf of Mexico assets also include ownership interests in four gas processing plants, which process gas produced primarily in the Gulf of Mexico. We operate approximately 67 percent of our production in the Gulf of Mexico. Our assets in the Gulf of Mexico represented 49 percent of our total reserves as of December 31, 1999. We invested approximately 68 percent of our total 1999 capital program in this region.

 Gulf Coast

   Our properties in the Gulf Coast area include 12 key fields. Our Gulf Coast assets include ownership interests in three gas processing plants located in southeast Texas and south Louisiana and approximately 0.9 million net acres of mineral fee(/3/) acreage located primarily in southeast Texas. Most of our properties in this area have been producing natural gas since the 1940s and 1950s and are relatively mature.

   We operate approximately 73 percent of our production in the Gulf Coast area. Our assets in the Gulf Coast area represented 10 percent of our total reserves as of December 31, 1999. We invested approximately 8 percent of our total 1999 capital program in this region.

 San Juan/Rockies

   The San Juan Basin, located in southwestern Colorado and northwestern New Mexico, is one of the largest gas basins in the United States in terms of proved reserves. Development of our properties in the San Juan Basin's Fruitland coal seam began in the late 1980s. Our production from the coal seam fields, specifically the Ignacio Blanco Fruitland field (located in southwestern Colorado) and the Basin Fruitland field (located in northwestern New Mexico), is long-lived. We have increased our
--------
(1) These purchase costs do not include the cost of natural gas purchased from third parties for processing at our natural gas processing plants.
(2) A working interest owner has the right to drill and produce the minerals on the land and is entitled to the production, subject to a royalty obligation (often 1/8 onshore and 1/6 offshore) and certain costs of exploration, development and production.
(3) A "mineral fee" is an interest in real property in which the owner owns all of the rights to the minerals as compared to a mineral lease in which the lessee's rights end at the expiration of the lease term.

production of these coal seam fields for several consecutive years through compression expansions, facility debottlenecking, well workovers and, more recently, in-fill drilling. Although we expected production rates in these fields to level off in 1999, new stimulation techniques, in-fill drilling work and new compression facilities, increased production in 1999. We anticipate production rates in these fields will level off in late 2000 and begin to decline over time. Most of this coal seam production qualifies for Internal Revenue Code Section 29 coal seam tax credits, which can be applied against regular federal income tax liability and are available through 2002. During 1999, we realized Section 29 tax credits for all qualified production, including production from the Fruitland coal formation, of approximately $93 million. See "Section 29 Tax Credits" following for further information.

   We also have production and reserves in the conventional reservoirs in the San Juan Basin, which are long-lived. In addition, we have production and reserves in the Green River and Powder River basins in Wyoming. We operate approximately 72 percent of our production in the San Juan/Rockies area. Our assets in the San Juan/Rockies area represented 20 percent of our total reserves as of December 31, 1999. We invested approximately 10 percent of our total 1999 capital program in this region.

 Mid-Continent

   Our properties in the Mid-Continent region include 20 key fields located primarily in the Hugoton, Anadarko, Arkoma and Ardmore basins and the Arklatex areas. These properties are characterized by relatively long-lived production, shallow decline rates and low lease operating costs. In addition, we have ownership interests in two gas processing plants in this region.

   We operate approximately 78 percent of our production in the Mid-Continent area. Our assets in the Mid-Continent area represented 21 percent of our total reserves as of December 31, 1999. We invested approximately 14 percent of our total 1999 capital program in this region.

Exploration

 Exploration Assets

   We own approximately 4.0 million net leasehold and mineral fee acres located primarily in the four major producing areas described above. At December 31, 1999, this land position included 2.4 million net undeveloped acres, including mineral fee acreage totaling 1.0 million net undeveloped acres. This land position provides the resource base for our exploration prospects.

   The following table summarizes our acreage position as of December 31, 1999:

                                                          Developed  Undeveloped
                                                           Acreage     Acreage
                                                         ----------- -----------
                                                         Gross  Net  Gross  Net
                                                         ----- ----- ----- -----
                                                             (in thousands)
Gulf of Mexico..........................................   838   485 1,368 1,037
Arkansas................................................   108    80    94    53
Colorado................................................    51    46     1     1
Kansas..................................................   162   120    26    12
Louisiana...............................................   137    98    84    44
New Mexico..............................................   116    53     0     0
Oklahoma................................................   319   212   149    52
Texas...................................................   785   479 1,377   951
Wyoming.................................................    20     9   256   182
Other...................................................    39    16   120    52
                                                         ----- ----- ----- -----
  Total................................................. 2,575 1,598 3,475 2,384

   Assuming no development were to occur, approximately 5 percent of our undeveloped net leasehold acreage as of December 31, 1999 will expire in each of the next five years.

   We were active in offshore lease sales in 1999, purchasing 18 blocks totaling approximately 70 thousand net acres for approximately $11.5 million. At December 31, 1999, our Gulf of Mexico holdings were slightly over 1.5 million net developed and undeveloped acres.

   As of December 31, 1999, we owned or had rights to 3-D seismic data covering approximately 6,471 blocks offshore and 4,635 square miles onshore and 1.7 million miles of 2-D seismic data covering our producing properties and unexplored acreage in our portfolio.

   The Gulf of Mexico deepwater is an important new potential growth area for Vastar. Most of the discoveries by the industry in this area to date have been oil reserves. As of December 31, 1999, we had a working interest in approximately 132 deepwater blocks comprised of approximately 525 thousand net undeveloped acres and had approximately 3,114 blocks of 3-D seismic data in the deepwater Gulf of Mexico.

   As of the filing date of this Form 10-K, we have no production in the Gulf of Mexico deepwater.

   In September 1996, we signed a contract with Diamond Offshore Drilling Company for the major upgrade and operation of the semisubmersible rig Ocean Victory for a three-year deepwater drilling program in the Gulf of Mexico, which began in November 1997. We have three one-year options to renew the term of the contract, subject to renegotiating the day rates. The Ocean Victory is capable of drilling in water depths of up to 5,500 feet.

   In December 1998, we entered into an agreement with R&B Falcon Drilling Co. for the operation of a semisubmersible, ultra-deepwater drilling rig, for a three-year deepwater drilling program in the Gulf of Mexico. The drilling rig, which we have named "Deepwater Horizon," is being designed and built by R&B Falcon with a capability of drilling in water depths of up to 8,000 feet. Delivery of the rig to us is scheduled for 2001. We have several options relating to the term and pricing under the contract including the option to extend the term of the contract for up to an additional five years.

 1999 Activity

   During 1999, we drilled 59 gross (37 net) exploratory wells, resulting in 40 gross (23 net) successes. The "net" number of wells is the sum of our whole or fractional interests in each of the wells.

Historical Results

   Our exploration and development drilling activity (including recompletions) since 1997 is set forth in the following table:

                                                     1999      1998      1997
                                                   --------- --------- ---------
                                                   Gross Net Gross Net Gross Net
                                                   ----- --- ----- --- ----- ---
   Exploratory Wells
     Productive...................................   40   23   32   23   28   18
     Dry..........................................   19   14   24   16   23   15
                                                    ---  ---  ---  ---  ---  ---
       Total......................................   59   37   56   39   51   33
   Development Wells
     Productive...................................  338  198  323  187  308  162
     Dry..........................................   34   30   50   35   40   27
                                                    ---  ---  ---  ---  ---  ---
       Total......................................  372  228  373  222  348  189

   The following table shows the approximate number of our oil and gas wells in the process of drilling as of December 31, 1999. We had no wells in the process of evaluation and testing or suspended as of December 31, 1999.

                                                     Development  Exploratory
                                                        Wells        Wells
                                                     ------------ ------------
                                                     Gross  Net   Gross  Net
                                                     ------ ----- ------ -----
   Wells Drilling...................................     16    14      7     5

   The following table sets forth the number of productive oil and gas wells in which we owned an interest as of December 31, 1999:

                                                          Company-      Total
                                                          Operated   Productive
                                                            Wells       Wells
                                                         ----------- -----------
                                                         Gross  Net  Gross  Net
                                                         ----- ----- ----- -----
   Gas.................................................. 1,430 1,224 2,793 1,467
   Oil..................................................   522   403 1,390   600
     Total(1)........................................... 1,952 1,627 4,183 2,067

--------
(1) Includes approximately 362 gross (132 operated by Vastar) and 174 net (106 operated by Vastar) multiple completions.

Reserve Replacement

   Producing oil and gas reservoirs are, in general, characterized by declining production rates. As a result of these decline trends, we must find and develop or acquire new reserves to offset natural field declines at a competitive cost. In 1999, we increased our proved reserves from a beginning of the year balance of approximately 3,700 Bcfe to an end of year balance of approximately 4,074 Bcfe.

   The following table sets forth our historical finding and development costs, proved property acquisition costs and proved reserve additions for each of the years ended December 31, 1999, 1998 and 1997:

                                                          Years Ended December
                                                                  31,
                                                         ----------------------
                                                          1999    1998    1997
                                                         ------ -------- ------
                                                         (millions of dollars)
Finding and Development Costs
  Unproved property acquisition costs................... $ 14.0 $   52.5 $ 89.7
  Exploration costs.....................................  267.9    241.0  228.1
  Development costs.....................................  354.8    411.7  315.5
                                                         ------ -------- ------
    Total finding and development costs.................  636.7    705.2  633.3
  Proved property acquisition costs.....................   61.1    463.4   71.2
                                                         ------ -------- ------
  Total reserve replacement costs....................... $697.8 $1,168.6 $704.5
                                                         ====== ======== ======

                                                          Years Ended December
                                                                  31,
                                                         ----------------------
                                                          1999    1998    1997
                                                         ------ -------- ------
Proved Reserve Additions (Bcfe)
    Extensions and discoveries..........................    762      530    327
    Revisions...........................................     19      103    130
    Improved recovery...................................     47        5     19
                                                         ------ -------- ------
    Total reserve additions, excluding purchases of
     minerals in place..................................    828      638    476
  Purchases of minerals in place........................    151      414    213
                                                         ------ -------- ------
Total reserve additions.................................    979    1,052    689
                                                         ====== ======== ======
Finding and development costs (per Mcfe)................ $ 0.77 $   1.10 $ 1.33
Reserve replacement costs (per Mcfe).................... $ 0.71 $   1.11 $ 1.02

   See Consolidated Financial Statements--Supplemental Information--Oil & Gas Producing Activities in this Form 10-K for further information.

Proved Reserves
   The following table sets forth our estimated net proved natural gas and liquids reserves as of December 31, 1999:

                                                           Proved Reserves
                                                     ---------------------------
                                                     Developed Undeveloped Total
                                                     --------- ----------- -----
   Natural gas (Bcf)................................   2,057        594    2,651
   Liquids (MMBbl)..................................   108.3      128.8    237.1
   Total proved reserves (Bcfe)*....................   2,707      1,367    4,074

--------
*In calculating Mcf and Bbl equivalents, one Bbl is equal to six Mcf.

   Our engineers estimate proved natural gas and liquids reserve quantities in accordance with guidelines established by the SEC. Ryder Scott Company, L.P., who are independent petroleum engineers, reviewed approximately 59 percent of our reserve estimates. A copy of a review letter by Ryder Scott is filed as an exhibit to this Form 10-K. All information in this Form 10-K relating to oil and gas reserves is net to the Company's interest unless stated otherwise. See Consolidated Financial Statements--Supplemental Information--Oil and Gas Producing Activities in this Form 10-K for further information.

Marketing

   In August 1997, we entered into an agreement with Southern Energy, Inc., a subsidiary of The Southern Company, to create a new energy services company by combining most of the natural gas and power trading and marketing operations of the two companies. The new company, Southern Company Energy Marketing L.P., is owned by subsidiaries of Southern Energy and Vastar. Southern Company Energy Marketing's core business is trading and marketing natural gas, electricity and other energy-related commodities. It also provides energy and energy-related commodities, products and services to customers in North America. It began gas marketing on September 1, 1997, and power marketing on January 1, 1998.

   In forming the new marketing venture, Vastar received $40 million and a 40 percent ownership interest in Southern Company Energy Marketing. Southern Energy holds the remaining 60 percent ownership interest. Our interest in Southern Company Energy Marketing, can be reduced by any one or a combination of the following:

  . on July 1, 2001, Southern Energy's interest will automatically increase, for no additional consideration, to 75 percent and our interest will decrease to 25 percent;

  . during the year 2002, Southern Energy has an option to purchase an additional 5 percent interest in Southern Company Energy Marketing from Vastar for $80 million (the "Southern Call Option");

  . on January 1, 2003, Vastar has an option to sell to certain subsidiaries of Southern Energy its remaining interest for $210 million (or $130 million if the Southern Call Option has been exercised);

  . under limited conditions, Southern Energy has an option, which expires December 31, 2007, to purchase our entire interest in the Venture for $580 million (or $500 million if the Southern Call Option has been exercised) or a certain multiple of earnings, whichever is higher; and

  . upon a change of control of either Vastar or Southern Energy (as applicable, the "COC Party") the other party may have the right to purchase the percentage interest of the COC Party in Southern Company Energy Marketing.

   There are various provisions contained in the agreements between Vastar and Southern Energy relating to:

  . minimum cash distributions;

  . guarantees of Southern Company Energy Marketing and indemnifications of the partners; and

  . long-term gas sales and purchases between Vastar and Southern Company
    Energy Marketing.

   These and other aspects of Southern Company Energy Marketing are explained in more detail in Note 5 of the Notes to Consolidated Financial Statements in this Form 10-K.

   We did not include in our transfer of assets to Southern Company Energy Marketing our gas processing plant assets and related businesses or certain of our longer-term gas marketing contracts with cogeneration facilities. These marketing contracts with cogeneration facilities have an average remaining contract term of approximately 11 years. In 1999, we delivered an average of 73 MMcfd under these contracts for an average price of approximately $2.69 per Mcf.

   In July 1999, we entered into agreements with an unrelated third party that have the effect of monetizing the value of approximately 25 MMcfd to be sold under one of the long-term gas sales contracts with a cogeneration facility described in the paragraph above. This long-term gas sales contract has a remaining life of approximately 11 years. Pursuant to the agreements, we received an immediate payment of $88.0 million (net of transaction costs) that is recorded as a deferred liability and will be amortized as the underlying contract volumes are delivered.

   Before September 1, 1997, the date on which Southern Company Energy Marketing began marketing most of our natural gas, we sold most of the natural gas production controlled by us to our wholly owned subsidiary, Vastar Gas Marketing, Inc. Gas "controlled" by us includes our proprietary production, royalty gas, call rights on third-party gas and gas obtained through joint operating agreements. Vastar Gas sold this gas at floating, market-based prices. Vastar Gas obtained its gas supply from Vastar and also purchased gas from third parties, including producers and other gas marketing companies. Most of these third-party purchases were 30-day spot transactions, which Vastar Gas used primarily in support of its trading activities, to minimize transportation costs and to facilitate management of its long-term commitments.

   We directly market all our proprietary crude oil production. Our crude oil sales averaged 115.6 MBbld in 1999. In marketing our crude oil production, we buy, sell and/or exchange barrels of crude oil with other parties as an alternative to physical transportation and to achieve other efficiencies. In accounting for these transactions, the purchases, sales and/or exchanges represent most of the difference between our crude oil production and our total crude oil sales volumes. We realized an average price of $16.67 per Bbl for our crude oil in 1999.

   We also directly market our proprietary NGL (natural gas liquids) production. Our NGL production in 1999 totalled 15.0 MBbld, a 14 percent increase, as compared to 1998. The improvement was due primarily to selective decisions during the second quarter of 1999 to re-start the extraction of NGLs from certain wet gas streams because of favorable NGL processing economics that continued through the end of 1999. The average price we realized for NGLs in 1999 was $12.64 per Bbl.

   There have been no instances in the last three years in which either our subsidiary, Vastar Gas, or we were unable to meet any significant delivery commitment for any of our products.

Risk Management

   As a result of the volatility in commodity prices for natural gas and crude oil, Vastar is susceptible to significant fluctuations in revenues and cash flows. To manage our exposure to price risk, we use financial hedging arrangements. These hedging arrangements have the effect of locking in for specified periods (at predetermined prices or ranges of prices) the prices we will receive for the natural gas or crude oil volumes to which the hedge relates. These arrangements are structured to reduce our exposure to commodity price decreases, but they can also limit the benefit we might otherwise receive during periods of rising commodity prices. Our risk management activity is generally accomplished through exchange-traded futures contracts and over-the-counter options. In accordance with our internal hedging policies, we do not engage in hedging arrangements for volumes in excess of our proprietary production.

   In 1999, Southern Company Energy Marketing used hedging arrangements to manage its fixed-price purchase and sale commitments, as well as to provide fixed-price commitments as a service to its customers and suppliers. Although Southern Company Energy Marketing attempts to balance its fixed-price physical and financial purchase and sales contracts in terms of contract volumes and timing of delivery obligations, it is possible that net open positions will exist from time to time. It has established specific guidelines relative to the amount of these net open positions. In addition, it has set up certain internal controls to monitor its positions against these guidelines which are required to be and have been approved by Vastar. However, to the extent that Southern Company Energy Marketing has an open position, it is exposed to risk from fluctuating market prices. Assuming that Southern Energy and its subsidiaries perform their obligations to us and our subsidiaries as required under the various agreements between the parties, our exposure to these risks is substantially reduced. See Note 5 of the Notes to Consolidated Financial Statements in this Form 10-K.

   For additional information relating to risk management, see Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 17 of the Notes to Consolidated Financial Statements in this Form 10-K.

Seasonality

   Historically, demand for natural gas has been seasonal in nature, with peak demand and typically higher prices occurring during the colder winter months. However, in recent years, given the increasing demand for natural gas as a fuel source for electric power generation and the increasing electricity consumption during the summer months, the seasonal nature of natural gas prices appears to be abating.

Regulation

   Our ability to economically produce and sell our oil and gas production is affected and could possibly be restrained by a number of factors, including federal, state and local laws and regulations. A significant portion of our production is located on federal or Indian oil and gas leases. These leases are administered by the Minerals Management Service, the Bureau of Land Management and the Bureau of Indian Affairs, which are agencies of the United States Department of the Interior. These leases are generally issued through competitive bidding, contain standardized terms and require compliance with detailed regulations and orders. Before drilling for oil and gas on these leases, lessees must obtain permits and approvals from one or more of these agencies (and from other federal agencies such as the Coast Guard, Army Corps of Engineers and the Environmental Protection Agency). Each of these agencies has adopted regulations that require production facilities to meet stringent engineering, construction and environmental specifications and govern the plugging and abandonment of wells and the removal of production facilities.

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

   Our operations are also subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Environmental permits are required for the operation of some of our facilities. These permits are subject to revocation, modification and renewal. Further, governmental authorities have the power to enforce their regulations and can impose fines, issue injunctions or both. These environmental laws and regulations continue to change and may become more onerous or restrictive in the future. We do not anticipate that we will be required to spend amounts that are material in relation to our total capital expenditures program to comply with environmental laws and regulations. However, inasmuch as these laws and regulations are frequently changed, we cannot accurately predict the ultimate cost of our compliance with environmental laws and regulations.

   Our domestic competitors are generally subject to the same environmental laws and regulations. We believe that our circumstances and potential expenditures are comparable to those faced by these competitors. However, future environmentally related capital expenditure requirements, liabilities and costs could be a major factor affecting our future income and cash flow.

Section 29 Tax Credits

   Section 29 of the Internal Revenue Code provides an income tax credit against regular federal income tax liability for sales of our production of certain fuels produced from nonconventional sources (including natural gas from coal seams and tight sands formations). Fuels qualifying for these credits must be produced from wells drilled after December 31, 1979, and before January 1, 1993, and sold before January 1, 2003. These tax credits are subject to a number of other limitations. The credit for natural gas from coal seams is adjusted for inflation, and we estimated that it will be approximately $1.05 per MMBtu for 1999. The credit for tight sands gas is not adjusted annually and will be $0.52 per MMBtu in 1999.

   The natural gas production from wells drilled on certain of our properties, primarily in the San Juan Basin, qualifies for the Section 29 tax credit. We generated approximately $93 million of Section 29 tax credits in 1999. Approximately 97 percent of this amount is attributable to production of natural gas from coal seams.

   Vastar and its subsidiaries join with ARCO and ARCO's domestic subsidiaries in filing a consolidated federal income tax return. Vastar and ARCO are parties to a tax sharing agreement, which requires Vastar as a member of ARCO's consolidated tax group to pay its share of the group's federal and certain state income taxes to ARCO. Vastar's share of these taxes is generally the amount of tax it would have to pay if Vastar and its subsidiaries filed tax returns as a separate consolidated tax group. Under the Tax Sharing Agreement with ARCO, we are paid currently for Internal Revenue Code Section 29 ("Section 29") tax credits that reduce the ARCO consolidated tax group's income tax liability in the current period. Pursuant to the Internal Revenue Code, our
Section 29 tax credits can be used to reduce the ARCO consolidated tax group's regular income tax liability after foreign tax credits (the "Regular Tax"), but not below the ARCO consolidated tax group's tentative minimum tax liability. If
Section 29 tax credits are not used by the ARCO consolidated tax group due to this limitation, the unused credits are generally carried forward to be used by ARCO and by us in a subsequent year. To the extent that the Section 29 credits generated in a year exceed the Regular Tax, the excess Section 29 credits are not allowed to be carried forward.

   During the third quarter of 1999, we entered into a Third Amendment to the Tax Sharing Agreement with ARCO. The Third Amendment implements certain tax assumptions made in a Stock Purchase Agreement entered into with ARCO in 1998. Under the Stock Purchase Agreement, we agreed to acquire the stock of Western Midway Company from ARCO for $470 million, which amount was later adjusted after closing to approximately $437 million (the Adjusted Purchase Price). We also agreed that, for the purposes of the Tax Sharing Agreement, our tax basis in the Western Midway Company assets on the closing date of the acquisition would be equal to the Adjusted Purchase Price. ARCO agreed to indemnify and hold us harmless in the event that our actual tax basis is determined to be less than the Adjusted Purchase Price.

   The Third Amendment also changes a provision in the Tax Sharing Agreement dealing with the compensation due to us for our Section 29 tax credits in the event we are no longer consolidated with ARCO for federal income tax purposes ("deconsolidation"). Under the Tax Sharing Agreement prior to the Third Amendment, we were entitled to be paid for our Section 29 tax credits that are being carried forward on the ARCO consolidated tax group's return in the event of deconsolidation, but only to the extent those tax credits were also being carried forward on Vastar's pro forma federal tax return (i.e., the pro forma federal income tax return that is prepared by Vastar pursuant to the Tax Sharing Agreement as if Vastar were not part of the ARCO consolidated tax group). In the event of deconsolidation, the Third Amendment allows us to be paid for our Section 29 tax credits carried forward on the ARCO consolidated tax group's return whether or not we are also carrying forward those tax credits on our pro forma federal tax return.

Human Resources

   We had 1,151 employees as of December 31, 1999. We believe our relationships with our employees are satisfactory. We have a total of 147 employees covered by collective bargaining agreements with the following unions: Paper, Allied-Industrial, Chemical and Energy Workers International Union (41 employees); and the Atlantic Independent Union (106 employees). The numbers in this paragraph exclude persons who are employed by Southern Company Energy Marketing.

                     CAUTIONARY STATEMENT FOR PURPOSES OF
             THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


 General

   We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect Vastar and to take advantage of the "safe harbor" protection for forward-looking statements afforded under federal securities laws.

   From time to time, Vastar's management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about Vastar. These statements may include projections and estimates concerning the timing and success of specific projects and Vastar's future (1) income, (2) oil and gas production, (3) oil and gas reserves and reserve replacement and (4) capital spending. Forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "goal" or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this Cautionary Statement. These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially.

   In addition, except for the historical information contained in this Form 10-K, the matters discussed in this Form 10-K are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Actual results could differ materially based on numerous factors, including those set forth below.

   We believe the factors discussed below are important factors that could cause actual results to differ materially from those expressed in a forward-looking statement made herein or elsewhere by us or on our behalf. The factors listed below are not necessarily all of the important factors. Unpredictable or unknown factors not discussed herein could also have material adverse effects on actual results of matters that are the subject of forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our stockholders that they should (1) be aware that important factors not described below could affect the accuracy of our forward-looking statements and (2) use caution and common sense when analyzing our forward-looking statements.

 Volatility and Level of Hydrocarbon Commodity Prices

   Historically, natural gas, crude oil and NGLs prices have been volatile. These prices rise and fall based on changes in market demand and changes in the political, regulatory and economic climate and other factors that affect commodities markets generally and are outside of our control. Some of our projections and estimates are based on assumptions as to the future prices of natural gas, crude oil and NGLs. These price assumptions are used for planning purposes. We expect our assumptions will change over time and that actual prices in the future may differ from our estimates. Any substantial or extended decline in the actual prices of natural gas, crude oil and/or NGLs could have a material adverse effect on (1) Vastar's financial position and results of operations (including reduced cash flow and borrowing capacity),
(2) the quantities of natural gas, NGLs and crude oil reserves that we can economically produce, (3) the quantity of estimated proved reserves that may be attributed to our properties, (4) our ability to fund our capital program and (5) the full utilization of Section 29 tax credits.

 Production Rates and Reserve Replacement

   Projecting future rates of oil and gas production is inherently imprecise. Producing oil and gas reservoirs generally have declining production rates. Production rates depend on a number of factors, including geological, geophysical and engineering factors, weather, production curtailments or restrictions, prices for natural gas, NGLs and crude oil, available transportation capacity, market demand and the political, economic and regulatory climate.

   Another factor affecting production rates is our ability to replace depleting reservoirs with new reserves through exploration success or acquisitions. Exploration success is difficult to predict, particularly over the short term, where results can vary widely from year to year. Moreover, our ability to replace reserves over an extended period depends not only on the total volumes found, but also on the cost of finding and developing such reserves. Depending on the general price environment for natural gas, NGLs and crude oil, our finding and development costs may not justify the use of resources to explore for and develop such reserves. There can be no assurances as to the level or timing of success, if any, that we will be able to achieve in finding and developing or acquiring additional reserves. Acquisitions that result in successful exploration or exploitation projects require assessment of numerous factors, many of which are beyond our control. There can be no assurance that any acquisition of property interests by us will be successful and, if unsuccessful, that such failure will not have an adverse effect on our financial condition, results of operations and cash flows.

 Reserve Estimates

   Our forward-looking statements may be predicated on our estimates of our oil and gas reserves. All of the reserve data in this Form 10-K or otherwise made by or on behalf of Vastar are estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. There are numerous uncertainties inherent in estimating quantities of proved natural gas and liquids reserves. Projecting future rates of production and timing of future development expenditures is also inexact. Many factors beyond our control affect these estimates. In addition, the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Therefore, it is common that estimates made by different engineers will vary. The results of drilling, testing and production after the date of an estimate may also require a revision of that estimate, and these revisions may be material. As a result, reserve estimates are generally different from the quantities of oil and gas that are ultimately recovered.

 Laws and Regulations

   Our forward-looking statements are generally based on the assumption that the legal and regulatory environment will remain stable. Changes in the legal and/or regulatory environment could have a material adverse effect on our future results of operations and financial condition. Our ability to economically produce and sell our oil and gas production is affected and could possibly be restrained by a number of legal and regulatory factors, including federal, state and local laws and regulations affecting (1) oil and gas production, including allowable rates of production by well or proration unit,
(2) taxes applicable to Vastar and/or our production (3) the amount of oil and gas available for sale, (4) the availability of adequate pipeline and other transportation and processing facilities and (5) the marketing of competitive fuels.

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

 Drilling and Operating Risks

   Our drilling operations are subject to various risks common in the industry, including cratering, explosions, fires and uncontrollable flows of oil, gas or well fluids. In addition, approximately half of our operations are currently offshore and subject to the additional hazards of marine operations, such as loop currents, capsizing, collision and damage or loss from severe weather. Our drilling operations are also subject to the risk that no commercially productive natural gas or oil reserves will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including drilling conditions, pressure or irregularities in formations, equipment failures or accidents and adverse weather conditions.

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

   From time to time, the level of industry activity may result in a tight supply of labor or equipment required to operate and develop oil and gas properties. The availability of drilling rigs and other equipment, as well as the level of rates charged, may have an effect on our ability to compete and achieve success in our exploration and production activities.

   In marketing our production, we compete with other producers and marketers on such factors as deliverability, price, contract terms and quality of product and service. Southern Company Energy Marketing, the 40 percent owned venture through which most of our natural gas is marketed, competes with the same types of competitors and on the same basis described above. It also competes in the power and other energy businesses with other energy producers and marketers. Competition for the sale of power and such other energy commodities among competing suppliers is influenced by various factors, including price, availability, technological advancements, reliability and creditworthiness. In making projections with respect to natural gas, NGLs, crude oil and power marketing, we assume no material decrease in the availability of natural gas, NGLs, crude oil and power for purchase.

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

 Natural Gas Marketing Matters

   In connection with the formation and operation of Southern Company Energy Marketing, we entered into agreements with Southern Company Energy Marketing and certain subsidiaries of The Southern Company and have credit exposure to these companies and certain of their affiliates. For more detailed information relating to these arrangements and exposure, see the information under the heading "Marketing" above and Notes 5 and 13 of the Notes to Consolidated Financial Statements in this Form 10-K.

   In making projections with respect to a variety of financial and other matters, we assume that (1) we will receive annual minimum cash distributions owed to us by Southern Company Energy Marketing, (2) Southern Company Energy Marketing will pay for the gas delivered to them under the Gas Purchase and Sale Agreement, (3) we will have the ability to meet our minimum monthly quantity obligations under the Gas Purchase and Sale Agreement with Southern Company Energy Marketing and (4) we will not be required to make payment on any guarantee which we have issued to secure obligations of Southern Company Energy Marketing or, to the extent we make any payment on a guarantee, we will receive the indemnification payments from Southern Energy to which we are entitled.

Item 3. Legal Proceedings.

   Vastar and its subsidiaries are involved in a number of lawsuits and proceedings before administrative agencies, all of which have arisen in the ordinary course of business in operating our properties and in conducting the business affairs of a former operating division of ARCO and Vastar Gas. Further, under the Cross-Indemnification Agreement dated as of October 1, 1993, between Vastar and ARCO, we assumed all liabilities incurred before or after the effective date of the General Conveyance and Assumption Agreement, dated October 8, 1993, as modified as of December 13, 1993 and December 22, 1993, between Vastar and ARCO that are associated with the ownership or operation of the properties conveyed to us as described in the agreement, except for scheduled litigation and other liabilities stated in the agreement.

   We do not believe that any ultimate liability resulting from any of the claims and suits referred to in the paragraph above will have a material adverse effect on Vastar's financial position or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below is certain information about the executive officers (as such term is defined in Rule 3b-7 promulgated under the Securities Exchange Act of 1934, as amended) of Vastar as of March 1, 2000.

 Name, Age and Present    Business Experience During Past Five Years and Period Served
  Position With Vastar                           as Officer(1)
 ---------------------   --------------------------------------------------------------
Michael E. Wiley, 49.... Mr. Wiley has been a Director of Vastar since September 1993
 Chairman of the Board   and was elected Chairman of the Board in December 1996. He has
 and Director            been President and Chief Operating Officer of ARCO since
                         September 1998. He was an Executive Vice President of ARCO
                         from March 1997 to September 1998 and a Director from June
                         1997 to May 1998. He was President of Vastar from September
                         1993 to March 1997 and Chief Executive Officer from January
                         1994 to March 1997. He held the position of Senior Vice
                         President of ARCO from June 1993 to June 1994. He held the position of President of ARCO Oil and Gas Company from June to
                         October 1993. Previously, from 1991 to 1993, he was a Vice
                         President of ARCO and Manager of ARCO Exploration and
                         Production Technology. From 1989 to 1991, he was Vice
                         President of ARCO Oil and Gas Company's Southern District. Mr.
                         Wiley joined ARCO in 1972.

Charles D. Davidson,     Mr. Davidson was elected President and Chief Executive Officer
 50..................... in March 1997 and has been a Director of Vastar since March
 President, Chief        1994. From September 1993 to March 1997, he served as a Senior
 Executive Officer and   Vice President of Vastar and, from December 1992 to October
 Director                1993, he held the position of Senior Vice President of the
                         Eastern District for ARCO Oil and Gas Company. From 1988 to
                         December 1992, he held various positions with ARCO Alaska,
                         Inc. Mr. Davidson joined ARCO in 1972.

Phillip A. Gobe, 47..... Mr. Gobe has been a Senior Vice President of Vastar since May
 Senior Vice President   1997. From March 1995 to May 1997, he served as Vice
                         President, Human Resources of ARCO International Oil and Gas
                         Company. From June 1993 to March 1995, he was the Vice
                         President, Human Resources of ARCO Alaska, Inc. Before these assignments, Mr. Gobe served as Operations Manager--Prudhoe
                         Bay of ARCO from October 1991 to June 1993. Before October
                         1991, Mr. Gobe held various positions of increasing
                         responsibility with ARCO. Mr. Gobe joined ARCO in 1976.

Steven J. Shapiro, 47... Mr. Shapiro has been Senior Vice President and Chief Financial
 Senior Vice President,  Officer of Vastar since December 1993 and a Director of Vastar
 Chief Financial Officer since January 1994. He was also Treasurer of Vastar from
 and Director            January 1994 until December 1995. He was the President of ARCO
                         Coal Australia Inc. from October 1991 to December 1993.
                         Previously, he held the position of Vice President of Planning of ARCO from 1990 to October 1991. From 1988 to 1990, he was
                         Assistant Treasurer for ARCO, serving in both Los Angeles and
                         London. Mr. Shapiro joined ARCO in 1977.

 Name, Age and Present                   Business Experience During Past
  Position With Vastar              Five Years and Period Served as Officer(1)
 ---------------------    --------------------------------------------------------------
Robert P. Strode, 43....  Mr. Strode has been a Senior Vice President of Vastar since
 Senior Vice President    July 1998. From February 1997 to July 1998, he held the
                          position of Vice President of Vastar. He held the position of
                          Managing Director, Exploration of ARCO British Limited from
                          January 1996 to February 1997. From June 1994 to January 1996,
                          he was Vice President, Exploration and Land of ARCO Alaska,
                          Inc. From September 1993 to June 1994, he was North Alaska
                          Exploration Manager of ARCO Alaska, Inc. From 1991 to
                          September 1993, he was Manager, Exploration-Offshore, for ARCO
                          Oil and Gas Company and, from 1986 to 1991, he was District
                          Geophysicist, both onshore and offshore, of ARCO Oil and Gas
                          Company. Mr. Strode joined ARCO in 1979.

Jeffrey M. Bender, 48...  Mr. Bender has been Vice President of Human Resources for
 Vice President of Human  Vastar since October 1993. From February 1990 to October 1993,
 Resources                he held the position of Manager Organizational and Human
                          Resource Development for ARCO Oil and Gas Company. Prior to
                          that he held a variety of HR management positions with
                          increasing responsibility with ARCO Chemical, ARCO Metals and
                          ARCO Petroleum Products Company. Mr. Bender joined ARCO in
                          1975.

Albert D. Hoppe, 55.....  Mr. Hoppe has been Vice President and General Counsel since
 Vice President, General  May 1, 1994 and Secretary of Vastar since May 25, 1994. He
 Counsel and Secretary    served as General Attorney for ARCO Coal Company, Denver,
                          Colorado, from June 1992 through April 1994. Previously, from
                          1976 until 1992, he held various positions in the ARCO legal department in Dallas and Houston, Texas. Before joining ARCO in 1976, he was an Assistant United States Attorney in Kansas
                          City, Missouri.

Joseph P. McCoy, 48.....  Mr. McCoy has been Vice President and Controller of Vastar
 Vice President and       since June 1994 and was designated Principal Accounting
 Controller               Officer, effective July 1, 1994. He held the position of Vice
                          President of Finance, Planning and Control of ARCO Alaska,
                          Inc. from November 1989 to May 1994. Previously, he was
                          Assistant Controller of ARCO from February 1987 to November
                          1989. From 1984 to February 1987, Mr. McCoy served as
                          Controller of ARCO Coal Company and then as Controller of ARCO
                          Transportation Company. Mr. McCoy joined ARCO in 1974.

Pamela S. Pierce, 45....  Mrs. Pierce has been Vice President of Business Development
 Vice President of        for Vastar since February 1996. From January 1993 to February
 Business Development     1996, she held the position of Offshore Business Unit Manager for ARCO and subsequently Vastar. She held the position of
                          Vice President of Safety, Health, Environmental and External
                          Affairs for ARCO Oil and Gas Company from September 1991 to
                          January 1993. Prior assignments included Manager of Operations and Technical Services, and various positions of increasing responsibility with ARCO and ARCO Alaska, Inc. Mrs. Pierce joined ARCO in 1977.

--------
(1) ARCO division names used in the descriptions of business experience of Vastar's executive officers are the names that were in effect at the time such officers held such positions. In some instances, these ARCO divisions have been combined or reorganized and, accordingly, activities thereof are presently conducted under different division names.
  Vastar's bylaws provide that each officer shall hold office until his or her successor is elected or appointed and qualified or until his or her death, resignation or removal by the board of directors.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

                                    1999                                         1998
                         ---------------------------------------      ---------------------------------------
                          1stQ       2ndQ      3rdQ        4thQ        1stQ       2ndQ       3rdQ       4thQ
                         ------     ------    ------      ------      ------     ------     ------     ------
Common Stock: Market price per share
  High.................. $  52 5/16 $   59    $  70 1/2   $  65 3/16  $  43 7/16 $  48 5/8  $  47 5/16 $  48 15/16
  Low................... $  37 7/8  $  45 7/8 $  51 11/16 $  51 15/16 $  31 3/4  $  41 1/16 $  37 9/16 $  38 1/2
Cash Dividends.......... $0.075     $0.075    $0.075      $0.075      $0.075     $0.075     $0.075     $0.075

   The principal market in which shares of Vastar common stock, $0.01 par value, are traded is the New York Stock Exchange (ticker symbol: VRI). The source of the prices in the table above is the New York Stock Exchange composite tape.

   On March 1, 2000, the approximate number of holders of record of common stock was 97,649,450 and the high price per share was $54 3/4 and the low price per share was $52 13/16.

   The declaration and payment of dividends are at the discretion of our board of directors and the amount thereof will depend on our results of operations, financial condition, contractual restrictions, cash requirements, future prospects and other factors our board of directors deem relevant. In addition, the agreement relating to our $1.1 billion bank credit facility contains financial and other covenants, including covenants that may, under certain circumstances, have the effect of limiting our ability to pay dividends. This credit agreement and its amendments are incorporated by reference as exhibits to this Form 10-K.

Item 6. Selected Financial Data.

   The selected financial data set forth below for the five years ended December 31, 1999 should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-K.

                                                  1999  1998  1997  1996  1995
                                                 ------ ----- ----- ----- -----
                                                     (millions of dollars,
                                                  except per share amounts and
                                                            ratios)
Net sales and other operating revenues.......... $1,107 $ 887 $ 986 $ 946 $ 703
Total expenses (excluding income taxes).........    990   890   779   754   683
Net income......................................    213   136   240   220   103
Basic earnings per share........................   2.19  1.40  2.47  2.26  1.06
Cash dividends per common share.................   0.30  0.30  0.30  0.30  0.30
Total assets....................................  2,710 2,574 1,925 1,939 1,552
Long-term debt..................................    975 1,289   672   778   759
Ratio of earnings to fixed charges*.............    3.2   1.8   5.9   5.1   2.0

--------
* The ratios of earnings to fixed charges were computed by dividing earnings by fixed charges. For this purpose, earnings include income before income taxes and fixed charges. Fixed charges include interest, amortization of debt expense and the estimated interest component of rental expense.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following information should be read in connection with the information contained in our Consolidated Financial Statements and the Notes to Consolidated Financial Statements in this Form 10-K.

General

   In March 1999, Atlantic Richfield Company (ARCO), who currently owns 80,000,001 (81.9 percent) shares of our outstanding common stock, entered into a merger agreement with BP Amoco p.l.c. which provides for the merger of a subsidiary of BP Amoco p.l.c. with and into ARCO. On February 3, 2000, the members of the United States Federal Trade Commission (FTC) voted 3-2 to oppose the merger. On February 5, 2000, the FTC filed suit in United States District Court seeking a preliminary injunction to halt the merger. In addition, the state governments of California, Oregon and Washington have also filed suit in United States District court to halt the merger. The closing of the merger will depend on, among other things, the outcome of these lawsuits.

   In October 1998, we acquired interests in an additional 23 producing fields on the Gulf of Mexico shelf through a three-company transaction involving Vastar, ARCO and Mobil Exploration & Producing U.S. Inc.

   In August 1997, Vastar and Southern Energy, Inc., combined most of their natural gas and power trading and marketing operations forming Southern Company Energy Marketing L.P. We currently hold, through subsidiaries, a 40 percent interest in Southern Company Energy Marketing. Southern Energy, through its subsidiaries, currently holds a 60 percent interest. Southern Company Energy Marketing began gas marketing on September 1, 1997, and power marketing on January 1, 1998.

   We account for our interest in Southern Company Energy Marketing using the equity method of accounting. Therefore, for periods after September 1, 1997, our consolidated results no longer reflect gas marketing activities in the individual line items of the financial statements. As a result of this change in accounting method and to make it easier to compare 1999 and 1998 to 1997, we are providing statistical and financial results for 1997 as if the equity method of accounting had been used throughout 1997. These financial and statistical results are called "pro forma" results. The pro forma results are based on historical information and do not reflect the actual results that would have occurred had Southern Company Energy Marketing been in existence during all of 1997. For more information on our investment in Southern Company Energy Marketing and related matters, refer to the section titled "Marketing" in Items 1 and 2 and Note 5 of the Notes to Consolidated Financial Statements in this Form 10-K.

   Sales and production volumes and price statistics for the specified periods were as follows:

                                              For the Years Ended December 31,
                                             -----------------------------------
                                                           Pro forma As Reported
                                              1999   1998    1997       1997
                                             ------ ------ --------- -----------
Total Production (MMcfed)...................  1,438  1,289   1,186      1,186
Natural Gas:
Sales (MMcfd)...............................  1,447  1,399   1,325      2,684
Average production (MMcfd)..................  1,078    988     882        882
Average sales price (per Mcf)............... $ 2.07 $ 1.89  $ 2.25     $ 2.38
Average wellhead price (per Mcf)............ $ 2.01 $ 1.85  $ 2.03     $ 2.03
Crude Oil:
Sales (MBbld)...............................  115.6  117.4   103.1      103.1
Average production (MBbld)..................   45.0   36.9    34.7       34.7
Average realized price (per Bbl)............ $16.67 $14.47  $20.93     $20.93
NGLs:
Average production (MBbld)..................   15.0   13.2    16.0       16.0

Average realized price (per Bbl)............ $12.64 $ 9.40  $13.24     $13.24

   Below are the statements of income for the years ended December 31, 1999, 1998 and 1997. These statements of income are based on our audited Consolidated Financial Statements included in this Form 10-K.

                                        For the Years Ended December 31,
                                     -----------------------------------------
                                                        Pro forma  As Reported
                                       1999     1998      1997        1997
                                     --------  -------  ---------  -----------
                                             (Millions of Dollars)
REVENUES
Natural gas
  Sales............................. $1,094.6  $ 964.7  $1,086.4    $ 2,331.3
  Purchases.........................   (312.6)  (313.4)   (462.2)    (1,634.4)
  Delivery expense..................    (17.7)    (4.3)      0.9        (51.5)
                                     --------  -------  --------    ---------
    Net sales.......................    764.3    647.0     625.1        645.4
Crude oil
  Sales.............................    712.6    580.8     747.4        747.4
  Purchases.........................   (433.5)  (380.9)   (476.7)      (476.7)
  Delivery expense..................     (5.4)    (5.1)     (5.9)        (5.9)
                                     --------  -------  --------    ---------
    Net sales.......................    273.7    194.8     264.8        264.8
NGLs and other
  Sales.............................     87.9     56.9     101.6        227.9
  Purchases/other...................    (18.7)   (11.7)    (24.2)      (151.7)
                                     --------  -------  --------    ---------
    Net sales.......................     69.2     45.2      77.4         76.2
                                     --------  -------  --------    ---------
Net sales and other operating
 revenues...........................  1,107.2    887.0     967.3        986.4
Earnings from equity affiliate......     18.1     16.1      14.4          4.7
Other revenues......................     50.2     38.0      22.6         22.6
                                     --------  -------  --------    ---------
    Net revenues....................  1,175.5    941.1   1,004.3      1,013.7
EXPENSES
Operating expenses..................    194.0    166.3     153.9        153.9
Exploration expenses................    184.6    210.6     175.5        175.5
Selling, general and administrative
 expenses...........................     54.7     53.4      54.2         63.3
Taxes other than income taxes.......     49.1     47.3      49.7         50.0
Depreciation, depletion and
 amortization.......................    430.7    352.0     288.6        288.6
Interest............................     77.3     60.3      47.8         47.8
                                     --------  -------  --------    ---------
    Total expenses..................    990.4    889.9     769.7        779.1
                                     --------  -------  --------    ---------
Income before income taxes..........    185.1     51.2     234.6        234.6
Income tax benefit..................    (28.0)   (85.2)     (5.9)        (5.9)
                                     --------  -------  --------    ---------
    Net income......................  $ 213.1  $ 136.4  $  240.5    $   240.5
                                     ========  =======  ========    =========

Results of Operations

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998.

   Our net income for 1999 was $213.1 million, up 56 percent, compared to $136.4 million for 1998. This increase was primarily due to higher average sales prices for all commodities, higher production and lower exploration expenses. Total production increased 12 percent in 1999 to 1,438 MMcfed.

   Our natural gas sales revenues increased by 13 percent to $1,094.6 million for 1999 as compared to 1998. The increase in revenues was a result of a 10 percent increase in average sales price and a 9 percent growth in gas production.

   Our average natural gas wellhead prices for 1999 increased approximately 16 cents per Mcf as compared to 1998. The average price for natural gas sold at Henry Hub, Louisiana (a benchmark from which general natural gas price trends can be analyzed) during 1999 was $2.29 per Mcf compared to $2.13 per Mcf for 1998. In addition to this general market increase in natural gas prices in 1999 as compared to 1998, two offsetting factors are reflected in our average wellhead price. We experienced widening basis differentials between Henry Hub and the locations where we sold our gas production (effectively lower prices) in 1999 as compared to 1998. Offsetting the higher price differentials was a $16.5 million gain associated with our hedging activity for 1999. Hedging activity for 1998 resulted in a $1.0 million gain.

   Our average natural gas production for 1999 increased by 90 MMcfd to 1,078 MMcfd as compared to 1998. The higher production level was a result of (1) natural gas production volumes added from our interests in 23 Gulf of Mexico shelf fields we acquired October 31, 1998 and (2) production increases we achieved from new field startups and operational improvements at West Cameron 645, Mississippi Canyon 148, the San Juan Basin and other fields. These increases more than offset the impact of (1) natural production declines that normally occur in oil and gas fields over time and (2) property sales we completed in 1999.

   Our crude oil sales revenues for 1999 increased by 23 percent to $712.6 million as compared to 1998. This increase was due to higher average market prices for the year. During 1999 crude oil prices were volatile, as reflected in the range of crude oil prices for NYMEX-WTI-at-Cushing from a low of $11.38 per Bbl during February 1999 to a high of $27.98 per Bbl in November 1999.

   The average price for 1999 for NYMEX-WTI-at-Cushing was $17.82 per Bbl, an increase of 18 percent when compared to the average price in 1998 of $15.10 per Bbl. As a result of an agreement by OPEC countries to limit production, crude oil prices began to improve late in the first quarter of 1999. Our realized price for crude oil did not recognize the full extent of the general market price increase because of a widening of the basis differential between the Gulf Coast crude market and the NYMEX-WTI-at-Cushing benchmark (effectively lowering the price we received) and a $3.2 million hedging loss we incurred in 1999.

   Our average crude oil production for 1999 increased 22 percent to 45.0 MBbl per day as compared to 1998. Our crude oil production increased primarily as a result of volumes produced from our interests in 23 Gulf of Mexico shelf fields that we acquired October 31, 1998. In addition, 1998 production levels were negatively impacted by the storm-related shut-in of production at selected fields during the third quarter of 1998. Production increases in 1999 more than offset the impact of natural field declines.

   Net sales revenues for NGLs and other for 1999 were 53 percent higher as compared to 1998. Our net NGL and other sales revenues for 1999 reflect both an increase in commodity prices and an increase in NGL production as compared to 1998. NGL prices often fluctuate with the price of crude oil, and as crude oil prices increased in 1999, NGL prices generally followed the same trend. As prices improved, the economics of extracting natural gas liquids were more favorable than bypassing the processing plants and selling the wet gas stream as natural gas. As a result, our NGL production improved 14 percent in 1999 as compared to 1998.

   Our other revenues for 1999 were $12.2 million higher as compared to 1998. The 1999 amount included net gains of $29.7 million associated with the sale of our interests in selected fields. The 1998 amount included net gains of $21.3 million, including $17.7 million associated with the formation of Southern Company Energy Marketing.

   Our 1999 operating expenses were $194.0 million, 17 percent higher than 1998, due to the additional operating costs associated with our interests in 23 Gulf of Mexico shelf fields that we acquired October 31, 1998. On a cost per unit basis, the impact of the cost increase was somewhat mitigated by the higher production level. Operating expenses were 37 cents per Mcfe in 1999 compared to 35 cents per Mcfe in 1998, a 6 percent increase.

   Our exploration expenses for 1999 were $26.0 million lower than 1998, primarily as a result of lower dry hole expenses. Our dry hole expenses for 1999 were $66.8 million, as compared to $84.2 million for 1998. This reduction in dry hole expense was due to a higher success rate (40 successes of 59 gross wells decisioned) in 1999 compared to our 1998 program (32 successes of 56 gross wells decisioned).

   Our depreciation, depletion and amortization expenses increased 22 percent for 1999 as compared to 1998. The increase resulted primarily from increased production and higher average depletive write-off rates. Depreciation, depletion and amortization expenses for 1999 included $8.1 million for impairment of proved properties compared to $32.8 million for 1998.

   Our interest expense for 1999 increased $17.0 million as a result of higher average outstanding long-term debt levels during 1999 compared to the prior year. The increase in average outstanding long-term debt is associated with the financing of our acquisition of interests in 23 Gulf of Mexico shelf fields on October 31, 1998. The following table summarizes our debt outstanding at the dates indicated:

                                                                        Average
Year                      March 31, June 30, September 30, December 31, for year
----                      --------- -------- ------------- ------------ --------
                                          (Millions of Dollars)
1999..................... $1,267.1  $1,248.0   $1,067.7      $  975.0   $1,139.5
1998..................... $  715.7  $  770.9   $  867.2      $1,288.6   $  910.6

   Our income tax benefit for 1999 decreased as compared to 1998 as a result of higher pre-tax income. The income tax benefit for 1999 includes the net benefit of $92.5 million of Section 29 tax credits. The income tax benefit for 1998 includes $104.0 million for Section 29 tax credits. Section 29 tax credits for 1999 were lower than 1998 as a result of accounting adjustments and lower tax credit eligible production.

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   For the purpose of simplifying this analysis and to aid the reader's understanding, we are comparing 1998 results to the pro forma 1997 results.

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

   Average natural gas wellhead prices for 1998 decreased 18 cents per Mcf from 1997 levels to $1.85 per Mcf. This was due to lower commodity prices. The 1998 average price for gas sold at Henry Hub, Louisiana (a benchmark from which general natural gas price trends can be analyzed) was $2.13 per Mcf compared to $2.62 per Mcf in 1997. Our 1998 wellhead price decline was less than the general market at Henry Hub because (1) the prices for our production in the San Juan Basin did not decline as much as at Henry Hub and (2) our natural gas hedging activity for 1998 resulted in a $1.0 million gain as compared to a $49.0 million loss in 1997.

   Our average 1998 natural gas production increased by 106 MMcfd from 1997. We increased gas production in (1) many of our offshore fields, including Mississippi Canyon 148, High Island 117 and Ship Shoal 126 and (2) several onshore fields, including the Ignacio Blanco Fruitland fields in Colorado and the Deep Anadarko trend in Oklahoma. Contributing to this increase was our acquisition of 23 Gulf of Mexico properties. These increases more than offset the impact of natural decline in production that occurs in oil and gas fields and the decrease in production due to the storm-related shut-ins in the Gulf of Mexico in the third quarter of 1998.

   Crude oil sales for 1998 decreased $166.6 million from 1997, primarily due to lower commodity prices. The market price declined significantly in 1998 as reflected in the 1998 average price for NYMEX-WTI-at-Cushing (a crude oil price benchmark from which general crude oil price trends can be analyzed) of $15.10 per Bbl compared to the 1997 average price of $21.29 per Bbl.

   Our average crude oil production in 1998 increased from 1997 levels. This increase was primarily a result of the addition of production from the 23 Gulf of Mexico properties acquired October 31, 1998, successful exploitation efforts at the Eugene Island 175 field and production increases at the West Cameron 66 and Ship Shoal 126 fields. These increases were partially offset by the shut-in of production at selected Gulf of Mexico fields related to hurricanes and tropical storms during the third quarter of 1998.

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

   Interest expense for 1998 increased $12.5 million as compared to 1997. The increase is the result of higher average outstanding debt levels during 1998 as compared to 1997. The increase in debt levels was primarily due to additional borrowings used to finance the acquisition of the 23 Gulf of Mexico properties in October 1998.

   The income tax benefit of $85.2 million for 1998 was greater than the income tax benefit for 1997 because of lower pre-tax earnings and higher tax credits. The income tax benefit for 1998 and 1997 included the net benefit of $104.0 million and $91.7 million, respectively, of Internal Revenue Code Section 29 tax credits for non-conventional fuels.

Liquidity and Capital Resources

 Operating Activities

   In 1999, our operating activities provided cash flows of $940.3 million as compared to $447.9 million for 1998. This increase was primarily due to (1) higher production volumes and product prices, (2) the effect of monetizing the value of one of our long-term gas sales contracts (described below) and (3) a decrease in our working capital position during 1999 as compared to an increase in the prior year.

   In July 1999, we entered into price swap agreements with unrelated third parties that have the effect of monetizing the value of one of our long-term gas sales contracts. This particular contract is associated with gas sales to a certain cogeneration facility, has a remaining life of approximately 11 years and had an expected average price of approximately $3.00 per Mcf for 1999. Pursuant to these agreements, we received an immediate payment of $88.0 million (net of transaction costs) that has been recorded as a deferred liability and will be amortized as the underlying contract volumes are delivered.

 Investing Activities

   Our net cash used in investing activities in 1999 was $568.1 million, which was lower when compared to 1998. Our 1999 capital spending decreased as a result of our decision to defer some capital projects in the first half of the year because of the uncertainty in the low commodity price environment experienced during the early part of the year.

   Proceeds from asset sales were $64.9 million in 1999, compared to $47.7 million received in 1998.

   The following table summarizes our capital investments in the past three years:

                                                         For the Years Ended
                                                             December 31,
                                                        ----------------------
                                                         1999    1998    1997
                                                        ------ -------- ------
                                                        (Millions of Dollars)
   Exploratory drilling................................ $197.2 $  161.4 $149.2
   Development drilling................................  241.3    317.9  242.3
   Property acquisitions...............................   75.1    515.9  160.9
   Other additions.....................................  117.4     98.9   77.1
                                                        ------ -------- ------
     Total additions to property, plant and
      equipment........................................  631.0  1,094.1  629.5
   Geological and geophysical..........................   32.9     39.3   42.4
                                                        ------ -------- ------
     Total capital program............................. $663.9 $1,133.4 $671.9
                                                        ====== ======== ======

   The 1998 property acquisitions included the acquisition of 23 Gulf of Mexico shelf fields (also referred to as Vastar Offshore) for approximately $437.0 million. We paid $137.0 million in cash and assumed $300.0 million debt owing to ARCO. In our Statement of Cash Flows for the year ended December 31, 1998, the $300.0 million debt to ARCO is reflected as a non-cash financing and investing activity. We repaid the $300.0 million debt to ARCO in the first quarter of 1999.

 Financing Activities

   Our financing activities used $335.9 million of cash flow during 1999. These financing activities included a $313.6 million net decrease in long-term debt.

   In March 1999, we issued $300.0 million (face amount) of 6.5 percent unsecured notes, due March 2009. During the first quarter of 1999, we repaid $300.0 million of debt to ARCO.

   In April 1998, we issued $100.0 million of 6.0 percent Putable/Callable Notes due April 2000/2010. These notes are subject to a put and a call on April 20, 2000. The net proceeds of $99.9 million we received from the sale of the notes were used to pay down debt incurred under our commercial paper program. The holders of these notes have the right to require us to purchase the notes on April 20, 2000 under certain terms and conditions. This right is called a "put." The terms of the notes included a provision under which we may require the holders to sell the notes to us on April 20, 2000 under certain terms and conditions. The term for this right is a "call." We sold this call right to Union Bank of Switzerland, London branch, for $2.5 million.

   Vastar periodically enters into interest rate swap agreements with the objective of managing interest rate risk. In 1998, we entered into an interest rate swap covering $100.0 million related to the putable/callable notes. The swap effectively changed the 6.0 percent fixed rate to a floating rate. In 1999, the effective interest rate we paid on these notes was 5.3 percent. The financial impact of settling this swap in 1999 was $0.5 million favorable. The fair value (our unrealized pre-tax gain or loss) for this swap was $0.1 million loss at December 31, 1999.

   We are party to an amended and restated revolving credit agreement dated as of March 31, 1997, which permits us to borrow $1.1 billion under a committed bank line of credit. The agreement expires March 31, 2002. As of December 31, 1999, we had no debt outstanding under this agreement.

   Under our Commercial Paper Program, which we established in 1996, we can sell up to $1.1 billion (outstanding at any one time) of unsecured notes with maturities of up to 270 days. Sales of our notes are made in non-public transactions to qualified institutional and other sophisticated investors. In the agreements relating to this program, we agreed to maintain credit lines sufficient to support payment of the notes. At December 31, 1999, we had $226.3 million outstanding under this program as compared to $219.0 million outstanding as of December 31, 1998. The interest rate on the notes fluctuates during the year as notes are repaid and reissued at market interest rates. The average interest rate on all our commercial paper borrowing during 1999 was 5.3 percent. The interest rate on our commercial paper borrowings at December 31, 1999 was 6.6 percent.

 Other Activities

   In September 1996, we entered into a contract with Diamond Offshore Drilling Company (Diamond) for the major upgrade and operation of a semisubmersible drilling rig, Ocean Victory, for a three-year deepwater drilling program in the Gulf of Mexico, which began in November 1997. Since November 1997, scheduled increases in the day rates and our request of Diamond to make improvements to the rig have resulted in higher costs during the remaining contract term. This contract has a remaining life of 1.2 years as of December 31, 1999. Our estimated remaining costs for this contract and related contracts for support boats are approximately $72.0 million. This amount does not take into consideration any reimbursements we might receive from partners or potential partners. We have three one-year options to renew the term of the contract, subject to renegotiating the day rates.

   In December 1998, we entered into an agreement with R&B Falcon Drilling Co. for the operation of a semisubmersible, ultra-deepwater drilling rig, Deepwater Horizon, for a three-year deepwater-drilling program in the Gulf of Mexico. The drilling program is scheduled to commence in 2001. This contract has an anticipated cost of approximately $220.0 million, before any reimbursements from partners or potential partners and operating cost escalations. We have several options relating to the term and pricing of the contract, including the option to extend the term of the contract for up to five additional years.

   We announced a 2000 capital-spending program of $850.0 million, which we expect to fund primarily from internally generated cash flows. In addition, we believe our internally generated cash flow together with access to external capital resources can provide adequate financial flexibility to take advantage of any potential strategic business opportunities we would consider in 2000. These projections are subject to various risks and uncertainties described in our "Cautionary Statement for Purposes of the Private Litigation Reform Act of 1995" contained in Items 1 and 2 in this Form 10-K. Actual capital spending could differ materially from our projections.


   Vastar's ratios of earnings to fixed charges was 3.2 for December 31, 1999,
1.8 for December 31, 1998, and 5.9 for December 31, 1997. For this calculation, earnings include income before income taxes and fixed charges. Fixed charges include interest, amortization of debt expenses and the estimated interest component of rental expense.

 Risk Management and Market-Sensitive Instruments

   The following discussion of our risk-management activities includes "forward-looking statements" that involve various risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For further information on these risks and uncertainties, refer to the "Cautionary Statement for Purposes of the Private Litigation Reform Act of 1995" in Items 1 and 2 in this report on Form 10-K.

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

   As a result of all of our hedging transactions for natural gas and crude oil, we realized a pre-tax gain of approximately $13.3 million in 1999, and a pre-tax gain of approximately $1.8 million in 1998 and a pre-tax loss of approximately $48.9 million in 1997.

   The following table summarizes our open hedging positions as of December 31, 1999:

                       Financial                 Average        Weighted
   Product             Instrument  Time Period   Volume      Average Prices
   -------             ---------- ------------- --------- ---------------------
   Gas................ Collars    Jan--Mar 2000 400 MMcfd $ 2.54/Mcf-$ 3.27/Mcf
   Gas................ Puts Sold  Jan--Mar 2000 400 MMcfd       $2.12/Mcf
   Oil................ Collars    Jan--Dec 2000 23 MBbld  $18.80/Bbl-$23.31/Bbl
   Oil................ Puts Sold  Jan--Dec 2000 23 MBbld       $15.80/Bbl

   A "collar" is a financial instrument or a combination of financial instruments which establishes a range of prices to be received relating to a set commodity volume. This arrangement, in effect, allows us to receive no less than a stated minimum or floor price per unit of volume and no more than a stated maximum or ceiling price per unit of volume.

   A "put" is an option contract that gives the holder the right to sell a stated volume of the underlying commodity at a specified price for a certain fixed period of time.

   A "call" is an option contract that gives the holder the right to buy a stated volume of the underlying commodity at a specified price for a certain fixed period of time.

   The hedging instruments which we had in place as of December 31, 1999, have the effect of providing a market price not to exceed the ceiling price of the collar or a market price plus a premium when the market price is less than the floor price of the collar.

   The fair value (our unrealized pre-tax gain or loss for our 2000 hedged transactions in place as of December 31, 1999, was $6.9 million gain for natural gas and a $7.0 million loss for crude oil. This hypothetical gain/loss is calculated based on brokers' forward price quotes and NYMEX forward price quotes as of December 31, 1999, which, for the year 2000, averaged $2.41 per Mcf for natural gas and $22.73 per Bbl for crude oil. The actual gains or losses we will realize from our hedge transactions may vary significantly due to the fluctuation of prices in the commodity markets. For example, a hypothetical 10 percent increase in the forward price quotes would decrease the unrealized gain for natural gas hedges by approximately $2.4 million and increase the unrealized loss for crude oil hedges by approximately $10.1 million. In order to calculate the hypothetical gain/loss, the relevant variables are (1) the type of commodity, (2) the delivery price and (3) the delivery location. We do not take into account the time value of money because of the short-term nature of our hedging instruments. These calculations may be used to analyze the gains and losses we might realize on our financial hedging contracts and do not reflect the effects of price changes on our actual physical commodity sales. During 1999, natural gas prices fluctuated between $1.65 per Mcf and $3.08 per Mcf (Henry Hub) and crude oil prices fluctuated between $11.38 per Bbl and $27.98 per Bbl (NYMEX-WTI-at-Cushing).

   We also have long-term natural gas sales contracts with certain cogeneration facilities. Approximately 62 MMcfd of the approximately 87 MMcfd of natural gas volumes related to these contracts are for a fixed price of approximately $2.45 per Mcf for 2000. In July 1999, we entered into agreements with an unrelated third party that have the effect of monetizing the remaining 25 MMcfd. As of December 31, 1999, these contracts have a remaining life of approximately 11 years.

   During 1999, our long-term sales commitments did not exceed the total of our proprietary production and the other natural gas production we control through call rights with third-party producers and marketing agreements with royalty owners.

   Our borrowings under our commercial paper program and $1.1 billion committed bank line of credit are subject to the risk of interest rate fluctuation. Assuming the principal amount of our 1999 borrowings had remained unchanged, higher interest rates would have increased our interest expense. For example, a 10 percent increase in the London Interbank Offered Rate (a benchmark pursuant to which the Company's interest rates may be set) would have increased our 1999 interest expense by $1.5 million.

   Vastar periodically enters into interest rate swap agreements with the objective of managing interest rate risk. In 1998, we entered into an interest rate swap covering $100.0 million related to the putable/callable notes. The swap effectively changed the 6.0 percent fixed rate to a floating rate. In 1999, the effective interest rate we paid on these notes was 5.3 percent. The financial impact of settling this swap in 1999 was $0.5 million favorable. The fair value (our unrealized pre-tax gain or loss) for this swap was $0.1 million loss at December 31, 1999.

New Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires us to recognize all of our derivative and hedging instruments in our statements of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, documented and reassessed periodically. On July 7, 1999, the Financial Accounting Standards Board delayed the effective date of SFAS 133 for one year. The delay, published as SFAS No. 137, applies to quarterly and annual financial statements. SFAS No. 133, as revised by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We are continuing to evaluate the impact the provisions of these standards will have on us.

Environmental Matters

   At December 31, 1999, we had accrued $138.8 million for (1) the total estimated cost, net of salvage value, of plugging and abandoning our oil and gas wells, and dismantling our oil and gas platforms and facilities as required by contract, regulation or law and (2) the estimated costs of restoration and reclamation of land associated with these facilities. This accrual for dismantlement and restoration costs includes a component for compliance with environmental laws and regulations. These costs include expenses that may be incurred for the removal of contaminants and site restoration. For more information on this accrual, see Note 10 of the Notes to Consolidated Financial Statements in this Form 10-K.

   At December 31, 1999, we did not have a separate environmental remediation reserve for superfund or similar clean-up sites. During 1999, 1998 and 1997, we did not incur any significant charges to income for environmental remediation costs and made no related payments. For further information on environmental and remediation costs, see Notes 2 and 10 of the Notes to Consolidated Financial Statements in this Form 10-K.

   We estimate our environment-related capital expenditures have averaged approximately $25 million per year over the past three years. Our operating expenses include ongoing costs of controlling or disposing of pollutants, and we estimate these costs have averaged approximately $10 million per year.

   On the basis of our management's assessment of the ultimate amount and timing of the contingencies associated with environmental matters, while no assurances can be given, we do not expect that any expenses or judgments related to these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

Impact of the Year 2000

   The Year 2000 issue stemmed from computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, resulting in system failures or miscalculations that could cause operational disruptions. It appears that planning and mitigating steps taken by us and others were successful in that no major problems occurred. The few incidents that did occur during the actual transition from 1999 to 2000 were quickly analyzed and resolved and had only minimal business impacts. Since the start of the project, we incurred and expensed approximately $4.9 million related to our assessment of Year 2000 issues and the development and implementation of our remediation plan. The total cost of the Year 2000 project, including expenses we will incur in 2000, is currently estimated at approximately $5.0 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   See (1) Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management and Market-Sensitive Instruments and
(2) Note 17 of the Notes to the Consolidated Financial Statements in this Form 10-K. For a description of accounting policies, see Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-K.

Item 8. Financial Statements and Supplementary Data.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
CONSOLIDATED FINANCIAL STATEMENTS
  Report of Independent Accountants.......................................  29
  Consolidated Statement of Income for Each of the Three Years in the
   Period Ended December 31, 1999.........................................  30
  Consolidated Balance Sheet as of December 31, 1999 and 1998.............  31
  Consolidated Statement of Cash Flows for Each of the Three Years in the
   Period Ended December 31, 1999.........................................  32
  Consolidated Statement of Stockholders' Equity for Each of the Three
   Years in the Period Ended December 31, 1999............................  33
  Notes to Consolidated Financial Statements..............................  34
  Supplemental Information-Oil and Gas Producing Activities (Unaudited)...  53

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Vastar Resources, Inc.:

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Vastar Resources, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/PricewaterhouseCoopers LLP

Houston, Texas
February 22, 2000

                             VASTAR RESOURCES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                        For the Years Ended
                                                           December 31,
                                                      -------------------------
                                                        1999     1998    1997
                                                      --------  ------  -------
                                                       (Millions of Dollars,
                                                         except per share
                                                             amounts)
REVENUES
Net sales and other operating revenues............... $1,107.2  $887.0  $ 986.4
Earnings from equity affiliate.......................     18.1    16.1      4.7
Other revenues.......................................     50.2    38.0     22.6
                                                      --------  ------  -------
  Net revenues.......................................  1,175.5   941.1  1,013.7
                                                      --------  ------  -------
EXPENSES
Operating expenses...................................    194.0   166.3    153.9
Exploration expenses.................................    184.6   210.6    175.5
Selling, general and administrative expenses.........     54.7    53.4     63.3
Taxes other than income taxes........................     49.1    47.3     50.0
Depreciation, depletion and amortization.............    430.7   352.0    288.6
Interest.............................................     77.3    60.3     47.8
                                                      --------  ------  -------
  Total expenses.....................................    990.4   889.9    779.1
                                                      --------  ------  -------
Income before income taxes...........................    185.1    51.2    234.6
Income tax benefit...................................    (28.0)  (85.2)    (5.9)
                                                      --------  ------  -------
  Net income......................................... $  213.1  $136.4  $ 240.5
                                                      ========  ======  =======
Basic earnings per share.............................   $ 2.19  $ 1.40  $  2.47
                                                      ========  ======  =======
Diluted earnings per share...........................   $ 2.16  $ 1.39  $  2.46
                                                      ========  ======  =======


   The accompanying notes are an integral part of the consolidated financial statements.

                             VASTAR RESOURCES, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                                (Millions of
                                                                  Dollars)
ASSETS
Current assets:
  Cash and cash equivalents.................................. $   40.6      4.3
  Accounts receivable:
    Trade....................................................    130.5    110.0
    Related parties..........................................     86.9    130.9
  Inventories................................................      7.0     10.2
  Prepaid expenses and other.................................     42.1     37.5
                                                              -------- --------
      Total current assets...................................    307.1    292.9
Oil and gas properties and equipment, net....................  2,320.2  2,220.8
Other long-term assets.......................................     82.7     60.3
                                                              -------- --------
      Total assets........................................... $2,710.0 $2,574.0
                                                              ======== ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable:
    Trade.................................................... $  258.8 $  179.2
    Related parties..........................................      6.3      9.8
  Accrued liabilities........................................     77.8     61.5
                                                              -------- --------
      Total current liabilities..............................    342.9    250.5
Long-term debt...............................................    975.0  1,288.6
Deferred liabilities and credits.............................    313.2    205.4
Deferred income taxes........................................    272.9    214.3
                                                              -------- --------
      Total liabilities......................................  1,904.0  1,958.8

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, $0.01 par value: authorized, 110,000,000
 shares; issued and
 outstanding, 97,644,950 shares at December 31, 1999 and
 97,403,340 shares
 at December 31, 1998........................................      1.0      1.0
Additional paid-in capital...................................    464.3    457.4
Accumulated earnings.........................................    340.7    156.8
                                                              -------- --------
      Total stockholders' equity.............................    806.0    615.2
                                                              -------- --------
      Total liabilities and stockholders' equity............. $2,710.0 $2,574.0
                                                              ======== ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             VASTAR RESOURCES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      For the Years Ended
                                                         December 31,
                                                    -------------------------
                                                     1999     1998     1997
                                                    -------  -------  -------
                                                     (Millions of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................... $ 213.1  $ 136.4  $ 240.5
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization.........   430.7    352.0    288.6
  Net change in deferred taxes.....................    58.6     40.2     71.9
  Dry hole expense and amortization of unproved
   properties......................................   101.8    119.2     86.5
  Gain on asset sales..............................   (29.7)   (21.3)   (14.6)
  Earnings from equity affiliate...................   (18.1)   (16.1)    (4.7)
  Cash dividends from equity affiliate.............     5.8      2.9       --
  Net change in accounts receivable, inventories
   and accounts payable............................   102.8   (117.4)    95.7
  Other............................................    75.3    (48.0)    (8.7)
                                                    -------  -------  -------
    Net cash provided by operating activities......   940.3    447.9    755.2
                                                    -------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties and equipment,
 including dry hole costs..........................  (631.0)  (794.1)  (629.5)
Proceeds from asset sales..........................    64.9     47.7     18.3
Other..............................................    (2.0)     2.8    (21.0)
                                                    -------  -------  -------
    Net cash used by investing activities..........  (568.1)  (743.6)  (632.2)
                                                    -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock...........................     6.9      2.5      0.8
Proceeds from long-term debt.......................   604.9    474.3    145.5
Repayment of long-term debt........................  (918.5)  (157.8)  (251.8)
Dividends paid.....................................   (29.2)   (29.2)   (29.2)
                                                    -------  -------  -------
    Net cash provided (used) by financing
     activities....................................  (335.9)   289.8   (134.7)
                                                    -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents.......................................    36.3     (5.9)   (11.7)
Cash and cash equivalents at beginning of year.....     4.3     10.2     21.9
                                                    -------  -------  -------
Cash and cash equivalents at end of year........... $  40.6  $   4.3  $  10.2
                                                    =======  =======  =======
Supplemental cash flow information:
  Cash paid for interest........................... $  74.3  $  55.9  $  47.9
                                                    =======  =======  =======
  Cash received for income tax refunds............. $ 110.0  $  85.5  $  66.7
                                                    =======  =======  =======


   The accompanying notes are an integral part of the consolidated financial statements.

                             VASTAR RESOURCES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                         Common
                                         Stock           Additional Accumulated
                                         Shares   Common  Paid-in    Earnings
                                         Issued   Stock   Capital    (Deficit)
                                       ---------- ------ ---------- -----------
                                                      (Millions of Dollars)
Balance, January 1, 1997.............. 97,260,551  $1.0    $454.1     $(161.7)
  Exercise of stock options...........     43,576    --       0.8          --
  Cash dividends declared ($0.30 per
   share).............................         --    --        --       (29.2)
  Net income..........................         --    --        --       240.5
                                       ----------  ----    ------     -------
Balance, December 31, 1997............ 97,304,127   1.0     454.9        49.6
  Exercise of stock options...........     99,213    --       2.5          --
  Cash dividends declared ($0.30 per
   share).............................         --    --        --       (29.2)
  Net income..........................         --    --        --       136.4
                                       ----------  ----    ------     -------
Balance, December 31, 1998............ 97,403,340   1.0     457.4       156.8
  Exercise of stock options...........    241,610    --       6.9          --
  Cash dividends declared ($0.30 per
   share).............................         --    --        --       (29.2)
  Net income..........................         --    --        --       213.1
                                       ----------  ----    ------     -------
Balance, December 31, 1999............ 97,644,950  $1.0    $464.3     $ 340.7
                                       ==========  ====    ======     =======



   The accompanying notes are an integral part of the consolidated financial statements.

                             VASTAR RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation of the Company and Basis of Presentation.

   Vastar Resources, Inc. is an independent (non-integrated) oil and gas company in the United States. We operate our business and report our operations as one business segment. We are engaged in the exploration, development and production of natural gas, crude oil and natural gas liquids. Our four principal producing areas are offshore in the Gulf of Mexico and onshore in the Gulf Coast region (south Texas, southeast Texas and south Louisiana), the San Juan/Rockies region (northwest New Mexico, southwest Colorado and Wyoming) and the Mid-Continent region (northeast Texas, Oklahoma, northern Louisiana, Arkansas and Kansas). Effective September 1, 1997, we began marketing most of our natural gas through Southern Company Energy Marketing L.P., a limited partnership, owned by subsidiaries of Vastar and The Southern Company. We currently own a 40 percent interest in Southern Company Energy Marketing. We directly market our proprietary crude oil and NGLs nationwide.

2. Summary of Significant Accounting Policies.

 Principles of Consolidation

   Our consolidated financial statements include the accounts of all subsidiaries and ventures in which we hold a controlling interest. All material intercompany balances and transactions are eliminated. Investments in affiliates over which we can exercise influence and in which we own between 20 percent and 50 percent are accounted for using the equity method.

 Cash Equivalents

   Our cash equivalents consist of highly liquid investments, such as time deposits, certificates of deposit and marketable securities other than equity securities with original maturities of three months or less. We state our cash equivalents at cost, which approximates market value.

 Oil and Gas Properties

   We use the successful efforts method to account for our oil and gas properties. Under this method, all development costs and acquisition costs of proved properties are capitalized and amortized on a unit-of-production basis over the remaining life of proved developed reserves and proved reserves, respectively. Costs of drilling exploratory wells are initially capitalized, and later charged to expense upon the determination that the well does not justify commercial development. Oil and gas unproved property costs are capitalized and amortized on a composite basis, considering past success experience and average property life.

   We review oil and gas properties for potential impairment whenever circumstances indicate that the carrying amount of the asset may not be recoverable. We determine whether the carrying amount is recoverable by comparing the estimated undiscounted future net cash flows expected to result from use of an asset and its eventual disposition to the carrying amount of the asset to determine if the carrying amount is recoverable. For those oil and gas properties for which the carrying amount exceeds the undiscounted estimated future cash flows, an impairment loss may be determined to exist. If an impairment is determined to exist, the carrying amount of such properties is adjusted to their estimated fair market value, net of plugging and abandonment liabilities, based on relevant market information or discounted cash flows.

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

                             VASTAR RESOURCES, INC.

 Inventories

   Inventories are comprised principally of materials and supplies, and are stated at the lower of cost (determined on an average basis) or market. Product inventories are stated at the lower of current market value or cost and represent approximately 16 percent of total year-end inventory. Cost is determined under the last-in, first-out (LIFO) method.

 Dismantlement, Restoration and Reclamation Costs

   The estimated costs, net of salvage value, of (1) dismantling facilities or projects with limited lives, or (2) facilities that are required to be dismantled by contract, regulation or law and (3) the estimated costs of restoration and reclamation of land associated with these projects are accrued on a unit-of-production basis during operations and classified as a deferred liability. Such costs are included in depreciation, depletion and amortization charges in the current period.

 Income Taxes

   Vastar and its subsidiaries join with ARCO and its domestic subsidiaries in filing a consolidated federal income tax return. Vastar and ARCO are parties to a tax sharing agreement which requires Vastar as a member of ARCO's consolidated tax group to pay its share of the group's federal income taxes and certain state taxes to ARCO. Vastar's share of these taxes is generally the amount of federal income tax it would have to pay if Vastar and its subsidiaries filed tax returns as a separate tax group. Under the tax sharing agreement, Vastar is able to use its Section 29 tax credits to reduce its federal income tax payments to ARCO by the greater of (1) the amount of these credits which could be used by Vastar if its consolidated tax liability was calculated on a stand-alone tax basis and (2) the amount of these credits used by the ARCO consolidated tax group, in each case, less a 3.25 percent discount on certain credits. Section 29 tax credits that are not used by Vastar in the current year under the tax sharing agreement can generally be carried forward and used in subsequent tax years.

   Pursuant to the Internal Revenue Code, Section 29 tax credits can be used to reduce the ARCO consolidated tax group's regular income tax liability after foreign tax credits (the "Regular Tax"), but not below the ARCO consolidated tax group's tentative minimum tax liability. If Section 29 tax credits are not used by the ARCO consolidated tax group due to this limitation, the unused credits are generally carried forward by us to be used in a subsequent year. To the extent that the Section 29 tax credits generated in a year exceed the Regular Tax, the excess Section 29 tax credits are not allowed to be carried forward. For more information on taxes, see Note 11 of the Notes to Consolidated Financial Statements in this Form 10-K.

   State tax expense is computed using the applicable average tax rates for both unitary and nonunitary state filings. State franchise taxes are also calculated on a stand-alone basis.

   We follow the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to the differences between the financial book basis of existing assets and liabilities and their respective tax basis.

 Revenue Recognition

   Revenue is normally recognized from jointly owned properties as oil and gas is produced and sold for our account. An overlift (i.e., when we sell gas in excess of our entitlement) is recorded as a liability if it is significant in quantity and the remaining underground reserves are not sufficient to satisfy the deficiency. Underlifts (i.e., when we sell less gas than our entitlement) are recorded only when contracts specify that lifting imbalances be settled in cash. Overlifts and underlifts to be settled in cash are recorded as adjustments to revenue. The recorded lifting imbalances at December 31, 1999 and 1998, were insignificant.

 Hedging and Related Activities

   We use various financial instruments for non-trading purposes in the normal course of our

                             VASTAR RESOURCES, INC.

business to manage and reduce price volatility and other market risks associated with our natural gas and petroleum liquids production. This activity is referred to as hedging. Our hedging instruments have the effect of locking in the prices we will receive for the volumes and the time periods identified in the instruments. These arrangements are structured to reduce our exposure to commodity price decreases, but they can also limit the benefit we might otherwise receive from commodity price increases. Our risk management activity is generally accomplished through exchange-traded futures and over-the-counter options. These agreements are accounted for as hedges using the deferral method of accounting. Gains and losses resulting from these transactions are deferred and included in other assets or accrued liabilities, as appropriate, until the physical production required by the contracts is delivered. At the time of delivery, the resulting gains and losses are recognized as operating income in our Consolidated Statement of Income.

   The cash flows related to any recognized gains or losses associated with these hedges are reported as cash flows from operations. If the hedge is terminated prior to maturity, gains or losses are deferred and included in income in the same period as the physical production required by the contracts is delivered.

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

   The conditions to be met for a derivative instrument to qualify as a hedge are the following: (1) the item to be hedged exposes us to price or interest rate risk; (2) the derivative reduces our risk exposure and is designated as a hedge at the time the derivative contract is entered into; and (3) at the inception of the hedge and throughout the hedge period there is a high correlation of changes in the market value of the derivative instrument and the fair value of the underlying item being hedged.

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

 Stock-Based Compensation

   We account for employee stock options in the manner prescribed by the Accounting Principles Board Opinion No. 25.

 Use of Estimates

   Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the estimated future development, dismantlement and abandonment costs used in determining amortization provisions.

 Reclassifications

   Certain previously reported amounts have been restated to conform to classifications adopted in 1999. These restatements did not impact our net income or shareholders' equity.

                             VASTAR RESOURCES, INC.

3.Net Sales and Other Operating Revenues.

   Net sales and other operating revenues were as follows for the years ended December 31:

                                                      1999     1998      1997
                                                    --------  -------  --------
                                                      (Millions of Dollars)
Sales and other operating revenues:
  Unrelated parties................................ $1,085.8    778.5  $2,782.5
  Related parties(1)...............................    809.3    823.9     524.1
                                                    --------  -------  --------
    Total..........................................  1,895.1  1,602.4   3,306.6
Less:
  Purchases(2).....................................   (762.0)  (704.3) (2,254.5)
  Delivery expense.................................    (25.9)   (11.1)    (65.7)
                                                    --------  -------  --------
Net sales and other operating revenues............. $1,107.2  $ 887.0  $  986.4
                                                    ========  =======  ========
--------
(1)Average costs of related-party sales............ $  722.2  $ 696.1  $  409.0
(2)Related-party purchase cost..................... $   77.7  $ 116.4  $  196.7

4. Relationship with Atlantic Richfield Company (ARCO).

   ARCO owns 80,000,001 shares (81.9 percent) of our outstanding common stock. Vastar and ARCO have entered into an agreement granting ARCO certain rights as a stockholder of Vastar. In order to allow ARCO to continue to include Vastar as part of its "affiliated group" for federal income tax purposes, this agreement gives ARCO the cumulative, continuing right to purchase from us, at the then-current market price, the number of shares of common stock or preferred stock, or both, as may be necessary to preserve that status.

 Services Agreements

   Vastar and ARCO (including ARCO subsidiaries) have entered into a number of agreements under which Vastar and ARCO provide services to each other. The principal agreements are as follows: (1) the ARCO Exploration and Production Technical Services Agreement, effective as of October 1, 1993; and (2) the Corporate Services Agreement, effective as of January 1, 1994. These agreements were developed in connection with the establishment of Vastar by ARCO, and, therefore, were not the result of arm's-length negotiations between independent parties.

   The technical services agreement includes a variety of oil and gas technical services. The term of the technical services agreement is indefinite. Under the corporate services agreement, ARCO provides us various telecommunications, computer, financial, legal, insurance, internal audit and other administrative services and we provide ARCO with certain financial and other services as agreed. This agreement provides for an indefinite term. Charges under each of these service agreements are determined based on usage or other methods that we believe to be reasonable.

   In connection with the technical services agreement on October 27, 1999, Vastar and ARCO entered into an Assignment of Rights Agreement under which ARCO assigned to us rights to intellectual property which had been developed by ARCO on our behalf under the agreement. No additional consideration was paid to ARCO for this assignment.

 Crude Oil and NGL Purchase and Sale Agreements

   As part of its marketing efforts, Vastar has and will in the future engage in crude oil and NGL purchase and sale transactions with ARCO on a month-to-month basis at market-based prices.

 Acquisition of Gulf of Mexico Properties

   During October 1998, we purchased from ARCO 100 percent of the capital stock of Vastar Offshore, Inc., formerly named Western Midway Company, for approximately $437.0 million in cash

                             VASTAR RESOURCES, INC.

and debt. We paid $137.0 million in cash and assumed Vastar Offshore's $300.0 million outstanding debt to ARCO. In the first quarter of 1999, we repaid ARCO the $300.0 million of outstanding debt assumed from the purchase of Vastar Offshore, Inc.

   This acquisition was accomplished through a three-company transaction involving Vastar, ARCO and Mobil Exploration & Producing U.S. Inc. At the time we acquired Vastar Offshore, Vastar Offshore traded certain California properties to Mobil for their interest in 23 producing fields in the Gulf of Mexico and other related assets. Following the exchange, ARCO sold to Vastar 100 percent of the capital stock of Vastar Offshore.

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

 ARCO's Merger Agreement with BP Amoco

   In March 1999, ARCO entered into a merger agreement with BP Amoco p.l.c. that provides for the merger of a subsidiary of BP Amoco p.l.c. with and into ARCO. On February 3, 2000, the members of the United Stated Federal Trade Commission ("FTC") voted 3-2 to oppose the merger. On February 5, 2000, the FTC filed suit in U.S. District Court seeking a preliminary injunction to halt the merger. In addition, the state governments of California, Oregon and Washington have filed suit in U.S. District court to halt the merger. As described above, ARCO and Vastar have entered into a number of agreements, including technology assignments and licenses, services agreements and insurance agreements. Copies of many of these agreements have been filed with the SEC. We do not anticipate that the rights and obligations of the parties under these agreements, including any termination rights, will be materially affected by the merger. Any amendments to these agreements would have to be negotiated and agreed to by us. We do not believe that the termination of any or all of the above-listed agreements with ARCO would have a material adverse effect on our financial condition, results of operations or cash flows.

   Vastar and ARCO are also parties to a tax sharing agreement (which we discuss in Note 1 of the Notes to Consolidated Financial Statements contained in this Form 10-K), which requires Vastar, as a member of ARCO's consolidated tax group, to pay its share of the group's federal and certain state income taxes to ARCO. If the merger is consummated, we expect that the agreement would continue to govern consolidated tax matters involving Vastar and ARCO. If any amendments become necessary as a result of the merger, they will have to be negotiated and agreed to by us.

5. Southern Company Energy Marketing L.P.

   In August 1997, we entered into an agreement with Southern Energy, Inc. to create a new energy services company by combining most of the natural gas and power trading and marketing operations of the two companies. The new company is named Southern Company Energy Marketing L.P. Southern Company Energy Marketing is owned by subsidiaries of Southern Energy and Vastar. Southern Company Energy Marketing's core business is trading and marketing natural gas, electricity and other energy-related commodities. It also provides energy and energy-related commodities, products and services to customers in North America. It began gas marketing on September 1, 1997, and power marketing on January 1, 1998.

   Under the Formation Agreement, Southern Energy paid Vastar a cash payment of $40 million and has an initial 60 percent ownership interest in Southern Company Energy Marketing, with Vastar holding an initial 40 percent interest. Vastar recorded a pre-tax gain of $17.7 million resulting from this transaction in the first quarter of 1998.

   For the first five years of operation, we are entitled to receive minimum cash distributions from Southern Company Energy Marketing of $20 million for the year 1998, $20 million for the year 1999, $25 million for the year 2000, $30 million for the

                            VASTAR RESOURCES, INC.

year 2001 and $30 million for the year 2002. Our receipt of these cash distributions is subject to certain exceptions.

   We follow the equity method of accounting for our interest in SCEM and recognize into income the greater of our interest in SCEM's earnings or our minimum cash distribution. In 1999 and 1998, we recognized our accrued share of minimum distributions, net of any applicable exceptions. In 1997, we recognized our equity share of earnings for the four month period ending December 31, 1997.

   Southern Company Energy Marketing did not pay Vastar its $20 million minimum distribution amount for 1998 and has advised us that they believe an exception to our receipt of the 1998 minimum distribution applies. This alleged exception relates to contract defaults by certain third parties with which Southern Company Energy Marketing did business. On the basis of current information, Vastar disagrees with Southern Energy's position. In light of the dispute, in 1998 we recognized only $15.0 million of the $20 million minimum cash distribution. In 1999 we received a cash distribution of $5.8 million relating to the 1998 minimum distribution amount. We are continuing to work with Southern Energy in an effort to appropriately resolve the remaining disputed amount.

   For 1999, Vastar has recorded and expects to receive approximately $16.8 million of the $20 million minimum distribution amount. The $3.2 million reduction relates to our share of retention payments made to employees and transition costs relating to Southern Company Energy Marketing's move of its natural gas marketing activities from Houston to Atlanta. These items were identified as "exclusion amounts" in the partnership agreement.

   Our interest in Southern Company Energy Marketing, can be reduced by any one or a combination of the following:

  . on July 1, 2001, Southern Energy's interest will automatically increase, for no additional consideration, to 75 percent and our interest will decrease to 25 percent;

  . during the year 2002, Southern Energy has an option to purchase an additional five percent interest in Southern Company Energy Marketing from Vastar for $80 million (the "Southern Call Option");

  . on January 1, 2003, Vastar has an option to sell to certain subsidiaries of Southern Energy its remaining interest for $210 million (or $130 million if the Southern Call Option has been exercised);

  . under limited conditions, Southern Energy has an option, which expires December 31, 2007, to purchase our entire interest in the Venture for $580 million (or $500 million if the Southern Call Option has been exercised) or a certain multiple of earnings, whichever is higher; and

  . upon a change of control of either Vastar or Southern Energy (as applicable, the "COC Party"), the other party may have the right to purchase the percentage interest of the COC Party in Southern Company Energy Marketing.

   Vastar and Southern Energy have agreed to guarantee some of the obligations of Southern Company Energy Marketing. The Board of Governors of Southern Company Energy Marketing sets the total amount of guarantees that can be issued. Vastar and Southern Energy have agreed, subject to certain limitations, to indemnify each other for their share of any amounts paid under these guarantees. Each company's share is equal to its ownership percentage in Southern Company Energy Marketing at the time Southern Company Energy Marketing incurs the guaranteed obligation. In any year, our obligation to indemnify Southern Energy is limited to the amount that we have received from Southern Company Energy Marketing in excess of the minimum cash distributions described above for that year. Similarly, if we have not received our minimum cash distribution from Southern Company Energy Marketing in any year, Southern Energy has agreed to indemnify us for all amounts we pay under these guarantees for that year.

   We have also entered into a long-term Gas Purchase and Sale Agreement with Southern Company Energy Marketing for a primary term expiring on December 31, 2007. Under this agreement we committed to sell, and Southern

                             VASTAR RESOURCES, INC.

Company Energy Marketing committed to purchase (subject to certain partial releases or early termination provisions), substantially all the natural gas produced and owned or controlled by us within the lower 48 states of the United States, Canada and Mexico, at market-based prices. This agreement excludes certain volumes of our natural gas production from the commitment, and we have reserved certain additional rights, including gas processing rights. The agreement requires that we make available to Southern Company Energy Marketing a minimum monthly quantity of natural gas, which can be purchased by us on the open market if necessary. Natural gas sales under this contract began September 1, 1997.

   Southern Company Energy Marketing's obligations to pay us under the Gas Purchase and Sale Agreement, our minimum cash distributions described above and amounts due to us on the exercise of our option described above are guaranteed by Southern Energy. If Southern Energy does not maintain in effect an investment grade rating from Moody's or Standard & Poors, Southern Energy has agreed to provide credit enhancement to secure the payment of these guaranteed obligations. As of February 22, 2000, Southern Energy maintains the required investment grade rating.

   Our equity investment in Southern Company Energy Marketing was $46.9 million as of December 31, 1999 and $34.6 million as of December 31, 1998.

6.Related Party Transactions and Cost Allocations.

   An analysis of related party settlements were as follows for the years ended December 31:

                                                            1999   1998   1997
                                                            ----- ------ ------
                                                               (Millions of
                                                                 Dollars)
Transactions with ARCO:
  Sales to ARCO and its affiliates......................... $ 2.3 $119.9 $206.3
  Purchases from ARCO......................................   0.5   32.9   25.8
  Administrative fees paid to ARCO (net)...................  12.3   15.9   16.2
  Tax settlements received from ARCO....................... 109.7   86.4   68.7
  Debt owed to ARCO (as of end of year)....................    --  300.0     --
  Miscellaneous fees paid to ARCO..........................   0.9     --     --
Transactions with Southern Company Energy Marketing:
  Sales to Southern Company Energy Marketing............... 807.0  704.0  317.8
  Purchases from Southern Company Energy Marketing.........  77.2   83.5  170.9
  Loans to Southern Company Energy Marketing (as of end of
   year)...................................................    --     --    9.6

7.Oil and Gas Properties and Equipment.

   Oil and gas properties and equipment, at cost, and related accumulated depreciation, depletion and amortization were as follows at December 31:

                                                                1999     1998
                                                              -------- --------
                                                                (Millions of
                                                                  Dollars)
Proved properties............................................ $5,789.2 $5,665.8
Unproved properties..........................................    263.7    284.2
General plant................................................    235.0    225.9
                                                              -------- --------
Total oil and gas properties and equipment...................  6,287.9  6,175.9
Less accumulated depreciation, depletion and amortization....  3,967.7  3,955.1
                                                              -------- --------
Net.......................................................... $2,320.2 $2,220.8
                                                              ======== ========

                             VASTAR RESOURCES, INC.

   We recognized a non-cash pre-tax charge of $8.1 million in 1999, $32.8 million in 1998 and $13.1 million in 1997 related to the impairment of oil and gas properties which is included in depreciation, depletion and amortization expense.

   Our expenses for maintenance and repairs were $63.4 million in 1999, $57.4 million in 1998 and $55.0 million in 1997.

 Leased Equipment

   We lease buildings and computers. The leases on most of the buildings and equipment contain renewal provisions. The following table summarizes our estimated future minimum payments under operating leases that have remaining noncancelable lease terms in excess of one year as of December 31, 1999:

                                                           (Millions of Dollars)
   2000...................................................         $ 6.4
   2001...................................................           5.3
   2002...................................................           4.0
   2003...................................................           3.2
   2004...................................................           3.5
   2005 and later years...................................         $16.7

   Our operating lease rental expense was approximately $7.3 million in 1999, $6.2 million in 1998 and $6.2 million in 1997.

8.Accrued Liabilities.

   Accrued liabilities were as follows at December 31:

                                                             1999       1998
                                                          ---------- ----------
                                                          (Millions of Dollars)
   Unrealized hedging gains.............................. $      7.7 $     15.6
   Hedging payable.......................................       13.6         --
   Property and production taxes.........................       14.2        9.0
   Payroll liabilities...................................       10.0        9.4
   Interest..............................................       15.0       11.7
   Other.................................................       17.3       15.8
                                                          ---------- ----------
     Total............................................... $     77.8 $     61.5
                                                          ========== ==========

9.Long-Term Debt.

   Long-term debt was comprised of the following at December 31:

                                                                1999    1998
                                                               ------ --------
                                                                (Millions of
                                                                  Dollars)
   8.75% Notes, issued February 1995, due 2005................ $149.6 $  149.6
   6.95% Notes, issued November 1996, due 2006*...............   75.0     75.0
   6.96% Notes, issued February 1997, due 2007*...............   75.0     75.0
   6.39% Notes, issued January 1998, due 2008*................   50.0     50.0
   6.50% Notes, issued March 1999, due 2009...................  299.1       --
   6.00% Putable/Callable Notes, issued April 1998, due
    2000/2010.................................................  100.0    100.0
   Notes due to ARCO, due 2003................................     --    300.0
   Revolving Credit Agreement.................................     --    320.0
   Commercial Paper...........................................  226.3    219.0
                                                               ------ --------
     Total.................................................... $975.0 $1,288.6
                                                               ====== ========

--------
* Issuances pursuant to our Medium-Term Note Program.

                             VASTAR RESOURCES, INC.

 Revolving Credit Agreement

   In December 1993, Vastar entered into an unsecured, revolving credit agreement with a group of banks. As of December 31, 1999, commitments under this facility, as amended to date, totaled $1.1 billion and the commitments expire March 31, 2002. There was no debt outstanding under this facility as of December 31, 1999. The revolving credit agreement contains certain covenants, the most restrictive of which (1) require Vastar to maintain minimum levels of tangible stockholders' equity and maintain certain financial ratios, (2) restrict our ability to encumber our assets and (3) may restrict, under certain circumstances, our ability to pay dividends.

 Commercial Paper Program

   Under our $1.1 Billion Commercial Paper Program, which we established in 1996, we can sell up to $1.1 billion (outstanding at any one time) of unsecured notes with maturities of up to 270 days. Sales of our notes are made in non-public transactions to qualified institutional and other sophisticated investors. In the agreements relating to this program, we agreed to maintain credit lines sufficient to support payment of the notes. At December 31, 1999, we had $226.3 million of commercial paper notes outstanding under the program as compared to $219.0 million on December 31, 1998. The interest rate on the notes fluctuates during the year as notes are repaid and reissued at market interest rates. The average interest rate on all of our commercial paper borrowing during 1999 was 5.3 percent. The interest rate on the debt that was outstanding on December 31, 1999 was 6.6 percent. The interest rate on the debt that was outstanding on December 31, 1998 was 6.0 percent.

 $500 Million Shelf Registration for Debt Securities

   On November 14, 1994, Vastar filed a registration statement with the Securities and Exchange Commission covering the issuance of up to $500 million of debt securities. In 1995, we issued $150 million of 8.75 percent unsecured notes, due in 2005, pursuant to this registration statement.

   In the second quarter of 1995, we established a $250 Million Medium-Term Note Program pursuant to this registration statement. Under the medium term note program, we have issued $75.0 million of 6.95 percent unsecured ten-year Notes due November 2006, $75.0 million of 6.96 percent unsecured ten-year Notes due February 2007 and $50.0 million of 6.39 percent unsecured ten-year Notes due January 2008. The net proceeds from these issuances were used for the general obligations of Vastar.

   In April 1998, we issued $100.0 million of 6.00% Putable/Callable Notes due April 20, 2000/2010 pursuant to this registration statement. These notes are subject to a put and a call on April 20, 2000. The notes were issued under the Indenture, dated as of January 1, 1995, as supplemented. The $99.9 million in net proceeds received from the sale of the notes were used to pay down debt incurred under our commercial paper program. The holders of these notes have the right to require us to purchase the notes on April 20, 2000 under certain terms and conditions. This right is called a "put." The holders may be required to sell the notes to us on April 20, 2000 under certain terms and conditions. The term for this right is a "call." We sold our call right to Union Bank of Switzerland, London branch, and received $2.5 million, which was also used to pay down debt we incurred under our commercial paper program.

 $300 Million Shelf Registration for Debt Securities

   On May 27, 1999, Vastar filed a registration statement with the Securities and Exchange Commission covering the issuance of up to $300 million of debt securities. No debt has been issued pursuant to this registration statement.

 Related Party Debt

   In October 1998, we acquired Vastar Offshore, which owed $300.0 million to ARCO. The debt was due March 9, 2003 and was repaid in the first quarter of 1999. The interest rate on this debt averaged 5.4 percent during the period it was outstanding in 1999.

                             VASTAR RESOURCES, INC.

 Additional Information

   The estimated fair value of total long-term debt was $956.4 million at December 31, 1999 and $1,320.4 million at December 31, 1998. The fair value of Vastar's long-term debt was based on quoted market prices.

   Vastar periodically enters into interest rate swap agreements with the objective of managing interest rate risk. In 1998, we entered into an interest rate swap covering $100.0 million related to the putable/callable notes. The swap effectively changed the 6.0 percent fixed rate to a floating rate. In 1999, the effective interest rate we paid on these notes was 5.3 percent. The financial impact of settling this swap in 1999 was $0.5 million favorable.

10.Deferred Liabilities and Credits.

   Deferred liabilities and credits were as follows at December 31:

                                                                   1999   1998
                                                                  ------ ------
                                                                  (Millions of
                                                                    Dollars)
   Dismantlement and restoration................................. $138.8 $126.8
   Deferred revenue on long term gas sales contract..............   88.2     --
   Pension and postretirement benefits...........................   29.2   25.8
   Deferred compensation.........................................   17.3   14.0
   Self insurance................................................   12.5   12.5
   Severance, sales and use taxes................................    7.2   12.0
   Other.........................................................   20.0   14.3
                                                                  ------ ------
     Total....................................................... $313.2 $205.4
                                                                  ====== ======

   We accrue amounts for the dismantling of facilities and plugging and abandonment of wells on a unit-of-production basis. We accrued expenses of approximately $34.1 million in 1999, $13.2 million in 1998 and $7.1 million in 1997. We paid approximately $22.1 million in 1999, $22.1 million in 1998 and $17.1 million in 1997 to plug and abandon wells, dismantle fields, facilities or projects and restore, reclaim and rehabilitate the land associated with those projects. We estimate our ultimate liability for the dismantling of facilities and plugging and abandonment of wells to be approximately $300 million.

11.Taxes.

 Income Taxes

   The components of the income tax benefit were comprised of the following for the years ended December 31:

                                                         1999    1998     1997
                                                        ------  -------  ------
                                                        (Millions of Dollars)
   Federal:
     Current........................................... $(87.2) $(124.5) $(80.7)
     Deferred..........................................   54.8     38.0    69.9
                                                        ------  -------  ------
       Total federal...................................  (32.4)   (86.5)  (10.8)
                                                        ------  -------  ------
   State:
     Current...........................................    0.6     (0.9)    2.9
     Deferred..........................................    3.8      2.2     2.0
                                                        ------  -------  ------
       Total state.....................................    4.4      1.3     4.9
                                                        ------  -------  ------
   Income tax benefit.................................. $(28.0) $ (85.2) $ (5.9)
                                                        ======  =======  ======

                            VASTAR RESOURCES, INC.

   Reconciliation of income tax expense with tax at the federal statutory rate is as follows for the years ended December 31:

                                                      1999     1998    1997
                                                     -------  ------  -------
                                                     (Millions of Dollars)
   Income before income taxes.......................  $185.1   $51.2   $234.6
                                                     =======  ======  =======
   Tax at statutory rate............................    64.8    17.9     82.1
   Increase in taxes resulting from state income
    taxes (net of federal effect)...................     2.8     0.9      3.2
   Tax credits and other............................   (95.6) (104.0)   (91.2)
                                                     -------  ------  -------
   Income tax benefit............................... $ (28.0) $(85.2) $  (5.9)
                                                     =======  ======  =======

   The major components of the net deferred tax liability were comprised of the following at December 31:

                                                                   1999   1998
                                                                  ------ ------
                                                                  (Millions of
                                                                    Dollars)
Depreciation, depletion and amortization......................... $353.4 $284.1
Other............................................................    7.3    9.4
                                                                  ------ ------
  Total deferred tax liabilities.................................  360.7  293.5
                                                                  ------ ------
Tax credits carried forward(1)...................................   17.2   16.1
Dismantlement and restoration....................................   43.7   39.5
Pension and postretirement benefits..............................   10.3    9.0
Deferred compensation............................................    6.1    4.9
Self insurance...................................................    4.4    4.4
Other............................................................    6.1    5.3
                                                                  ------ ------
  Total deferred tax assets......................................   87.8   79.2
                                                                  ------ ------
  Net deferred income tax liability.............................. $272.9 $214.3
                                                                  ====== ======

--------
(1) See Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information on tax credits.

 Taxes Other Than Income Taxes

   Taxes other than income taxes were comprised of the following for the years ended December 31:

                                                               1999  1998  1997
                                                               ----- ----- -----
                                                                 (Millions of
                                                                   Dollars)
   Production/severance....................................... $32.5 $29.2 $34.4
   Property...................................................  11.1  12.9   9.8
   Payroll and other..........................................   5.5   5.2   5.8
                                                               ----- ----- -----
     Total.................................................... $49.1 $47.3 $50.0
                                                               ===== ===== =====

                             VASTAR RESOURCES, INC.

12.Stockholders' Equity.

 Dividends

   During 1999, 1998 and 1997, Vastar paid quarterly cash dividends on its common stock of $0.075 per share, totaling $0.30 per share, or $29.2 million, each year.

13.Commitments and Contingencies.

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

   Vastar and ARCO have agreements whereby we have agreed to indemnify ARCO against certain claims or liabilities. Our indemnity obligations cover claims and liabilities that could be made against ARCO relating to ARCO's historical ownership and operation of the properties transferred by ARCO to us upon the formation of Vastar. They also included liabilities under laws relating to the protection of the environment and the workplace and liabilities arising out of certain litigation described in the agreement. ARCO has agreed to indemnify us with respect to other claims and liabilities and other litigation matters not related to our business or properties as reflected in our consolidated financial statements.

   In September 1996, we entered into a contract with Diamond Offshore Drilling Company for the major upgrade and operation of a semisubmersible drilling rig, Ocean Victory, for a three-year deepwater drilling program in the Gulf of Mexico, which began in November 1997. Since November 1997, scheduled increases in the day rates and our request of Diamond to make improvements to the rig resulted in higher costs during the remaining contract term. This contract has a remaining life as of December 31, 1999 of 1.2 years. Our estimated remaining costs for this contract and related contracts for support boats are approximately $72.0 million. This amount does not take into consideration any reimbursement that we might receive from partners or potential partners. We have three one-year options to renew the term of the contract, subject to renegotiating the day rates.

   In December 1998, we entered into an agreement with R&B Falcon Drilling Co. for the operation of a semisubmersible, ultra-deepwater drilling rig for a three-year deepwater drilling program in the Gulf of Mexico. This drilling program is scheduled to commence in 2001. This contract has an anticipated cost of approximately $220.0 million, before any reimbursement from partners or potential partners and operating cost escalations. We have several options relating to the term and pricing of the contract including the option to extend the term of the contract for up to five additional years.

   Vastar and Southern Energy have agreed to guarantee certain obligations of Southern Company Energy Marketing. Refer to Note 5 of these Notes to Consolidated Financial Statements in this Form 10-K for a description of these obligations.

   Vastar has significant credit risk exposure to Southern Company Energy Marketing and Southern Energy. The credit risk exposure consists of three principal items. First, Southern Company Energy Marketing has promised to make certain minimum cash distributions to Vastar. Southern Energy has guaranteed this obligation as well as the amounts due to Vastar upon the exercise of Vastar's option to sell its remaining interest on January 1, 2003. Second, Southern Company Energy Marketing is obligated to pay, and Southern Energy has guaranteed payment, for gas purchased under the Gas Purchase and Sale Agreement between Vastar and Southern Company Energy Marketing, pursuant to which Vastar has agreed to sell substantially all of its production to Southern Company Energy Marketing. Third, Vastar has been indemnified by Southern Energy, with certain limitations, with respect to amounts that Vastar may be required to pay under guarantees that Vastar has issued to

                             VASTAR RESOURCES, INC.

secure certain obligations of Southern Company Energy Marketing. If Southern Energy does not maintain in effect an investment grade rating from Moody's or Standard & Poors, Southern Energy has agreed to provide credit enhancement to secure the payment of these guaranteed obligations. As of February 22, 2000, Southern Energy maintains the required investment grade rating.

   We have performed and continue to perform ongoing credit evaluations of our other customers and generally do not require collateral on our credit sales. Any amounts anticipated as uncollectible are charged to income and credited to a valuation account. The amounts included in the allowance for uncollectible accounts at December 31, 1999, 1998 and 1997 were insignificant.

   Prices for oil and natural gas are subject to wide fluctuation in response to changes in the supply of and demand for oil and natural gas, market uncertainty, weather conditions, governmental regulations, political conditions and overall economic conditions.

   We and our subsidiaries are involved in a number of lawsuits, all of which have arisen in the ordinary course of our business. We believe that any ultimate liability resulting from any of these suits will not have a material adverse effect on our financial condition, results of operations or cash flows.


14.Exploration Expense.

   Exploration expense was comprised of the following for the years ended December 31:

                                                             1999   1998   1997
                                                            ------ ------ ------
                                                            (Million of Dollars)
Dry hole costs............................................. $ 66.8 $ 84.2 $ 56.5
Geological and geophysical.................................   32.9   39.3   42.4
Unproved properties amortization...........................   35.0   35.0   30.0
Staff......................................................   41.6   42.4   39.0
Lease rentals..............................................    8.3    9.7    7.6
                                                            ------ ------ ------
  Total.................................................... $184.6 $210.6 $175.5
                                                            ====== ====== ======

15.Earnings Per Share (EPS).

   The following table reflects earnings per share data for the years ended December 31:

                                                           1999   1998   1997
                                                          ------ ------ ------
                                                           (Millions, except
                                                           per share amounts)
Basic earnings per share:
Income available to common shareholders.................. $213.1 $136.4 $240.5
Average shares of stock outstanding......................   97.5   97.4   97.3
Basic earnings per share................................. $ 2.19 $ 1.40 $ 2.47
Diluted earnings per share:
Income available to common shareholders.................. $213.1 $136.4 $240.5
Incremental shares assuming the exercise of stock
 options.................................................    0.9    0.5    0.3
Average shares of stock outstanding plus effect of
 dilutive securities.....................................   98.4   97.9   97.6
Diluted earnings per share............................... $ 2.16 $ 1.39 $ 2.46

                             VASTAR RESOURCES, INC.

16.Employee Benefit Plans.

   We sponsor postretirement benefit plans. Our defined benefit pension plans provide pension benefits to substantially all of our employees. The benefits are based on years of service and the employee's compensation, primarily during the last three years of service. With respect to future benefits which have not yet been accrued, we have the right to modify the plans at any time.

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

                                                   Pension          Other
                                                   Benefits       Benefits
                                                 -------------  --------------
                                                  1999   1998    1999    1998
                                                 ------  -----  ------  ------
                                                   (Millions of Dollars)
Plan obligations:
  Benefit obligation at January 1............... $ 75.7  $67.2  $ 16.6  $ 14.2
    Service cost................................    4.6    3.8     1.2     1.1
    Interest cost...............................    5.2    4.7     1.2     1.0
    Actuarial loss (gain).......................  (17.6)   3.3    (3.4)    0.4
    Transfers in................................    0.7     --      --      --
    Benefits paid...............................   (1.0)  (3.3)   (0.2)   (0.1)
                                                 ------  -----  ------  ------
  Benefit obligation at December 31............. $ 67.6  $75.7  $ 15.4  $ 16.6
                                                 ======  =====  ======  ======
Plan assets:
  Fair value of assets at January 1............. $ 72.1  $66.4  $   --  $   --
    Actual return on assets.....................   11.7    8.8      --      --
    Company contributions.......................     --    0.2      --      --
    Transfers in................................    1.9     --      --      --
    Benefits paid...............................   (1.0)  (3.3)     --      --
                                                 ------  -----  ------  ------
  Fair value of assets at December 31........... $ 84.7  $72.1  $   --  $   --
                                                 ======  =====  ======  ======
Funded status:
    Funded status of the plan................... $ 17.1  $(3.6) $(15.4) $(16.6)
    Unrecognized transition obligation (asset)..   (4.1)  (4.5)     --      --
    Unrecognized prior service cost.............    2.0    2.2      --      --
    Unrecognized actuarial loss (gain) and
     other......................................  (24.1)  (2.0)   (4.7)   (1.3)
                                                 ------  -----  ------  ------
Total recognized (deferred liability)........... $ (9.1) $(7.9) $(20.1) $(17.9)
                                                 ======  =====  ======  ======

   The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligations in excess of the fair value of plan assets were as follows:

                                                                December 31,
                                                                --------------
                                                                 1999    1998
                                                                ------  ------
                                                                (Millions of
                                                                  Dollars)
Projected benefit obligations................................     $5.4    $6.5
Accumulated benefit obligations..............................     $2.5    $3.0
Fair value of plan assets....................................       --      --

                            VASTAR RESOURCES, INC.

   Weighted-average assumptions for both the pension and postretirement plans as of December 31:

                                                               1999  1998  1997
                                                               ----- ----- -----
Discount rate................................................. 8.00% 6.90% 7.00%
Expected return on plan assets................................ 10.5% 10.5% 10.5%
Rate of salary progression....................................  4.0%  4.0%  4.0%

   The weighted average annual assumed rate of increase in the per capita cost of health care benefits was assumed to be 7.0 percent for 1997 to 2001, after which the rate was assumed to decrease to 5.0 percent and remain at that level thereafter.

                                                  Pension
                                                 Benefits        Other Benefits
                                              -----------------  --------------
                                              1999   1998  1997  1999 1998 1997
                                              -----  ----  ----  ---- ---- ----
                                                  (Millions of Dollars)
Components of net periodic benefit cost:
  Service cost............................... $ 4.6  $3.8  $4.0  $1.2 $1.1 $0.9
  Interest cost..............................   5.2   4.7   4.4   1.2  1.0  0.9
  Expected return on plan assets.............  (7.6) (6.9) (5.4)   --   --   --
  Amortization of unrecognized obligation at
   transition................................  (0.4) (0.4) (0.4)   --   --   --
  Amortization of unrecognized prior service
   cost......................................   0.2   0.2   0.2    --   --   --
  Recognized net actuarial loss (gain) and
   other.....................................   0.2   0.1  (0.3)   --   --   --
                                              -----  ----  ----  ---- ---- ----
  Net periodic benefit cost.................. $ 2.2  $1.5  $2.5  $2.4 $2.1 $1.8
                                              =====  ====  ====  ==== ==== ====

   If a one-percentage-point change is assumed, health care cost trend rates would have the following effects:

                                                       1-Percentage 1-Percentage
                                                          point        point
                                                         Decrease     Increase
                                                       ------------ ------------
                                                         (Millions of Dollars)
Total of service and interest costs...................    $(0.3)        $0.4
Postretirement benefit obligation.....................    $(1.7)        $2.1

   We also make contributions to the Vastar Resources, Inc. Capital Accumulation Plan, a 401(k) plan, which is a voluntary and contributory plan for eligible employees. Our contributions, which are based on a percentage of matching employee contributions, totaled $5.3 million in 1999, $5.0 million in 1998 and $4.9 million in 1997.

17. Financial Instruments.

   We use various financial instruments for non-trading purposes in the normal course of our business to manage and reduce price volatility and other market risks associated with our natural gas and petroleum liquids production. This activity is referred to as hedging. Hedging instruments have the effect of locking in the prices that we will receive for the volumes and the time periods identified in the instruments. These arrangements are structured to reduce our exposure to commodity price decreases, but they can also limit the benefit we might otherwise receive from commodity price increases. Our risk management activity is generally accomplished through exchange-traded futures and over-the-counter options. The counterparties to these transactions are principally major financial institutions and major oil and gas and other industrial companies. We monitor the creditworthiness of the counterparties and do not anticipate material nonperformance by the counterparties.

   As a result of all of our hedging transactions for natural gas and crude oil, we realized a pre-tax gain of approximately $13.3 million in 1999, a pre-tax gain of approximately $1.8 million in 1998 and a pre-tax loss of approximately $48.9 million in 1997.

   We hedged 25 percent of our gas production in 1999 and 28 percent in 1998 and 1997. We hedged 14 percent of our crude oil production in 1999, 3 percent in 1998 and 32 percent in 1997.

                             VASTAR RESOURCES, INC.

   The following table summarizes our open hedging positions as of December 31, 1999.

           Financial                         Average             Weighted
Product    Instrument      Time Period       Volume           Average Prices
-------    ----------      -----------       -------          --------------
Gas        Collars        Jan--Mar 2000     400 MMcfd      $2.54/Mcf--$3.27/Mcf
Gas        Puts Sold      Jan--Mar 2000     400 MMcfd           $2.12/Mcf
Oil        Collars        Jan--Dec 2000     23  MBbld     $18.80/Bbl--$23.31/Bbl
Oil        Puts Sold      Jan--Dec 2000     23  MBbld           $15.80/Bbl

   A "collar" is a financial instrument or a combination of financial instruments which establishes a range of prices to be received relating to a set commodity volume. This arrangement, in effect, allows us to receive no less than a stated minimum or floor price per unit of volume and no more than a stated maximum or ceiling price per unit of volume.

   A "put" is an option contract that gives the holder the right to sell the underlying commodity at a specified price for a certain fixed period of time.

   A "call" is an option contract that gives the holder the right to buy the underlying commodity at a specified price for a certain fixed period of time.

   The fair value (our unrealized pre-tax gain or loss) for 2000 hedged transactions in place as of December 31, 1999 would be a $6.9 million gain for natural gas and a $7.0 million loss for crude oil. This hypothetical loss is calculated based on brokers' forward price quotes and NYMEX forward price quotes as of December 31, 1999, which for 2000 averaged $2.41 per Mcf for natural gas and $22.73 per Bbl for crude oil. The actual gains or losses we realize from our hedge transactions may vary significantly due to the fluctuation of prices in the commodity markets. For example, a hypothetical 10 percent increase in the forward price quotes would decrease the unrealized gain by approximately $2.4 million for natural gas and increase the unrealized loss by approximately $10.1 million for crude oil. In order to calculate the hypothetical gain/loss, the relevant variables are (1) the type of commodity,
(2) the delivery price and (3) the delivery location. We do not take into account the time value of money because of the short-term nature of our hedging instruments. These calculations may be used to analyze the gains and losses we might realize on our financial hedging contracts and do not reflect the effects of price changes on our actual physical commodity sales. Natural gas prices fluctuated between $1.65 per Mcf and $3.08 per Mcf (Henry Hub) and crude oil prices fluctuated between $11.38 per Bbl and $27.98 per Bbl (NYMEX-WTI-at-Cushing) during 1999.

18.Stock Options.

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

   Transactions during 1999, 1998 and 1997 were as follows:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                               Shares    Price
                                                              --------- --------
Balance, January 1, 1997..................................... 1,351,891  $29.41
  Granted....................................................   509,250   29.78
  Exercised..................................................  (43,576)   18.53
  Forfeited/Canceled.........................................  (15,000)   30.90
                                                              ---------
Balance, December 31, 1997................................... 1,802,565  $30.83
  Granted....................................................   427,500   39.14
  Exercised..................................................  (99,213)   25.85
  Forfeited/Canceled.........................................  (12,250)   34.38
                                                              ---------
Balance, December 31, 1998................................... 2,118,602  $31.95
  Granted....................................................   458,430   39.93
  Exercised.................................................. (241,610)   28.75
  Forfeited/Canceled.........................................  (13,250)   34.97
                                                              ---------
Balance, December 31, 1999................................... 2,322,172  $33.74
                                                              =========

                             VASTAR RESOURCES, INC.

   The following table shows the shares of common stock available for option grants and the weighted average fair value for options granted as of December 31:

                                                       1999*    1998     1997
                                                      ------- -------- --------
Shares of common stock available for option grants...  36,120  281,300  686,500
Weighted average fair value for options granted...... $ 17.52 $  16.94 $  12.49

--------
* On April 27, 1999, we filed with the SEC a Form S-8 registering an additional 200,000 shares of common stock under our Amended and Restated Executive Long-Term Incentive Plan and thus made these shares available for option grants under this plan.

   A summary of the status of Vastar's fixed stock options as of December 31, 1999 and 1998 were as follows:

                                      Options Outstanding                  Options Exercisable
                         --------------------------------------------- ----------------------------
                           Number    Weighted Average                    Number
        Range of         Outstanding    Remaining     Weighted Average Exercisable Weighted Average
    Exercise Prices       at 12/31   Contractual Life  Exercise Price   at 12/31    Exercise Price
    ---------------      ----------- ---------------- ---------------- ----------- ----------------
1999:
  $14.00 to $27.99......    167,022     5.2 years          $25.06         167,022       $25.06
  $28.00 to $46.66......  2,155,150     7.0 years          $34.41       1,030,295       $31.79
1998:
  $14.00 to $27.99......    250,390     6.1 years          $24.20         185,878       $23.90
  $28.00 to $46.66......  1,868,212     6.8 years          $32.86         791,875       $31.02

   Vastar applies Accounting Principles Board Opinion No. 25 in accounting for its fixed stock options. Accordingly, no compensation cost for options granted has been recognized in the financial statements. Had compensation cost for stock options been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," our net income and earnings per share for the years ended December 31, 1999, 1998 and 1997 would have been the pro forma amounts indicated below:

                                                             1999   1998   1997
                                                            ------ ------ ------
Net income (millions):
  As reported.............................................. $213.1 $136.4 $240.5
  Pro forma................................................ $210.2 $133.3 $238.3
Basic earnings per share:
  As reported.............................................. $ 2.19 $ 1.40 $ 2.47
  Pro forma................................................ $ 2.16 $ 1.37 $ 2.45

   For purposes of determining the pro forma amounts presented above, the fair value of each stock option grant is estimated on the American binomial option pricing model with the following approximate weighted average assumptions:

                                              1999         1998         1997
                                          ------------ ------------ ------------
Dividend yield........................... 0.75 percent 0.75 percent  1.0 percent
Expected volatility...................... 30.6 percent 27.1 percent 23.3 percent
Interest rate............................  5.6 percent  5.8 percent  6.6 percent
Expected term............................      8 years      8 years      8 years

                             VASTAR RESOURCES, INC.

   Set forth in the table below are all of our outstanding stock options granted under all of our stock option plans and programs for directors, officers and employees as of December 31, 1999. The exercise price of stock options ranges from $14.00 to $46.66 per share.

Vested and exercisable(1)........................................... 1.2 million
Vested and unexercisable............................................ 0.6 million
Non-vested.......................................................... 0.5 million
                                                                     -----------
Total............................................................... 2.3 million
                                                                     ===========

--------
(1) Stock options generally vest one year after the date of grant, become exercisable in increments of 25 percent per year during the first four years after the grant and expire ten years after the date of grant.

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

   In March 1999, ARCO, which owns approximately 81.9 percent of our common stock, entered into a merger agreement with BP Amoco p.l.c. that provides for the merger of a subsidiary of BP Amoco p.l.c. with and into ARCO. If this transaction is consummated it would constitute a change of control under the above-described arrangements, including our Amended and Restated Executive Long-Term Incentive Plan.

   For additional information on the change of control arrangements, refer to our proxy statement relating to our 2000 annual meeting of stockholders, which pursuant to SEC rules, we will file within 120 days of December 31, 1999.

 Stock Repurchase Program

   In January 2000, the Executive Committee of the Board of Directors, approved a stock repurchase program to provide the common stock necessary to meet our obligations under our stock option and other employee benefit plans. We have been authorized to purchase common stock and to retain such stock as treasury shares. However, the number of shares of stock that we can retain in treasury at any one time is limited to 100,000 shares.

19.New Accounting Standards.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires us to recognize all of our derivative and hedging instruments in our statements of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, documented and reassessed periodically. On July 7, 1999, the Financial Accounting Standards Board delayed the effective date of SFAS 133 for one year. The delay, published as SFAS No. 137, applies to quarterly and annual financial statements. SFAS No. 133, as revised by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We are continuing to evaluate the impact the provisions of these standards will have on us.

20.Subsequent Events (Unaudited).

   On January 19, 2000, Vastar declared a cash dividend of $0.075 per share on the common stock to be paid on March 7, 2000, to stockholders of record as of February 11, 2000.

   Under Vastar's Amended and Restated Long-Term Incentive Plan, Compensation Subcommittee of the Board of Directors granted 387,325 stock options to our company officers and other key personnel on March 1, 2000. For additional information, see Note 18 to these Notes to Consolidated Financial Statements in this Form 10-K.

                             VASTAR RESOURCES, INC.

21.Summary of Quarterly Results (Unaudited).

                                                                  1999    1998
                                                                -------- ------
                                                                 (Millions of
                                                                Dollars, except
                                                                   per share
                                                                   amounts)
Net revenues
  Quarter ended:
    March 31................................................... $  239.4 $243.4
    June 30....................................................    281.7  228.7
    September 30...............................................    316.1  217.3
    December 31................................................    338.3  251.7
                                                                -------- ------
    Total...................................................... $1,175.5 $941.1
                                                                ======== ======
Income (loss) before income taxes
  Quarter ended:
    March 31................................................... $  (5.4) $ 32.6
    June 30....................................................     40.0   11.6
    September 30...............................................     75.3   21.5
    December 31................................................     75.2  (14.5)
                                                                -------- ------
    Total...................................................... $  185.1 $ 51.2
                                                                ======== ======
Net income
  Quarter ended:
    March 31................................................... $   19.0 $ 48.0
    June 30....................................................     48.3   32.8
    September 30...............................................     71.1   37.6
    December 31................................................     74.7   18.0
                                                                -------- ------
    Total...................................................... $  213.1 $136.4
                                                                ======== ======
Basic earnings per share
  Quarter ended:
    March 31................................................... $   0.20 $ 0.49
    June 30....................................................     0.49   0.34
    September 30...............................................     0.73   0.39
    December 31................................................     0.77   0.18
                                                                -------- ------
    Total...................................................... $   2.19 $ 1.40
                                                                ======== ======

                            Supplemental Information

                        Oil and Gas Producing Activities

                                  (Unaudited)
   The SEC defines proved oil and gas reserves as those estimated quantities of crude oil, natural gas and NGLs that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. These estimates of petroleum reserves do not include probable or possible reserves.

   With regard to our reserve estimates for natural gas and NGLs, we own interests in nine gas processing plants in the Gulf of Mexico, Gulf Coast and Mid-Continent producing areas. As a result of this ownership interest, we have natural gas processing rights for proved reserves contractually or economically committed to these plants. These processing rights stem from a variety of contracts, including wet gas purchase, Btu keep-whole and processing type agreements, that we are a party to as a plant owner. NGL quantities include those volumes allocated to our leasehold interest (equity) in gas that is processed and those volumes attributable to our plant ownership resulting from processing equity and third-party gas. The related shrinkage in natural gas volumes resulting from processing has been excluded from the natural gas reserve quantities. Approximately 5 percent of our total reserves are attributable to our ownership in gas processing plants.

   Proved oil and gas reserve quantities are based on estimates prepared by our engineers in accordance with guidelines established by the SEC and approximately 59 percent were reviewed by Ryder Scott Company Petroleum Engineers, who are independent petroleum engineers. There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. Estimated net quantities of proved oil and gas reserves of Vastar were as follows:

                                                  Crude and  Natural Gas Natural
                                                  Condensate   Liquids     Gas
                                                   (MMBbl)     (MMBbl)    (Bcf)
                                                  ---------- ----------- -------
January 1, 1997
  Proved reserves................................    67.5       47.8      2,224
  Proved developed reserves......................    43.6       44.3      1,801
December 31, 1997
  Proved reserves................................    77.5       51.5      2,379
  Proved developed reserves......................    48.2       47.8      1,954
December 31, 1998
  Proved reserves................................   128.0       57.0      2,590
  Proved developed reserves......................    59.8       49.3      2,071
December 31, 1999
  Proved reserves................................   177.7       59.4      2,651
  Proved developed reserves......................    56.1       52.2      2,057

                            Supplemental Information

                        Oil and Gas Producing Activities

                                  (Unaudited)

   The changes in proved reserves for each of the three years in the period ended December 31, 1999, were as follows:

                                                  Crude and  Natural Gas Natural
                                                  Condensate   Liquids     Gas
                                                   (MMBbl)     (MMBbl)    (Bcf)
                                                  ---------- ----------- -------
Reserves at January 1, 1997......................    67.5       47.8      2,224
Revisions of estimates...........................     0.3        4.7        100
Improved recovery................................     0.6         --         16
Purchases of minerals-in-place...................     4.3        4.0        163
Extension and discoveries........................    17.5        2.0        210
Production.......................................   (12.7)      (5.8)      (322)
Consumed in production...........................      --         --         (5)
Sales of minerals-in-place.......................      --       (1.2)        (7)
                                                    -----       ----      -----
Reserves at December 31, 1997....................    77.5       51.5      2,379
Revisions of estimates...........................     4.1        6.0         42
Improved recovery................................     0.1         --          5
Purchases of minerals-in-place...................    22.3        3.1        262
Extension and discoveries........................    37.5        2.6        289
Production.......................................   (13.5)      (4.8)      (361)
Consumed in production...........................      --         --         (6)
Sales of minerals-in-place.......................      --       (1.4)       (20)
                                                    -----       ----      -----
Reserves at December 31, 1998....................   128.0       57.0      2,590
Revisions of estimates...........................    (1.7)       4.2          4
Improved recovery................................     0.0        0.1         46
Purchases of minerals-in-place...................     4.4        2.6        109
Extension and discoveries........................    68.5        1.3        343
Production.......................................   (16.4)      (5.5)      (394)
Consumed in production...........................      --         --         (7)
Sales of minerals-in-place.......................    (5.1)      (0.3)       (40)
                                                    -----       ----      -----
Reserves at December 31, 1999....................   177.7       59.4      2,651
                                                    =====       ====      =====

   Costs, both capitalized and expensed, incurred in oil and gas producing activities (including operating overhead) were as follows for the years ended December 31:

                                                             1999   1998   1997
                                                            ------ ------ ------
                                                                (Millions of
                                                                  Dollars)
Property acquisition costs:
  Proved................................................... $ 61.1 $463.4 $ 71.2
  Unproved.................................................   14.0   52.5   89.7
Exploration costs..........................................  267.9  241.0  228.1
Development costs..........................................  354.8  411.7  315.5

                           Supplemental Information

                       Oil and Gas Producing Activities

                                  (Unaudited)

   Results of operations for oil and gas producing activities (including operating overhead) were as follows for the years ended December 31:

                                                       1999    1998     1997
                                                     -------- ------  --------
                                                      (Millions of Dollars)
REVENUES
  Sales............................................. $1,121.6 $903.3  $1,046.1
  Other revenues....................................     48.6   18.4      20.9
                                                     -------- ------  --------
    Total revenues..................................  1,170.2  921.7   1,067.0
EXPENSES
  Production costs..................................    243.1  213.6     203.9
  Exploration expenses..............................    184.6  210.6     175.5
  Depreciation, depletion and amortization..........    430.7  352.0     288.6
  Other operating expenses..........................     27.7   18.2      31.7
                                                     -------- ------  --------
  Income before income taxes........................    284.1  127.3     367.3
  Provision (benefit) for income taxes..............      8.0  (57.3)     42.4
                                                     -------- ------  --------
Results of operations for oil and gas producing
 activities......................................... $  276.1 $184.6  $  324.9
                                                     ======== ======  ========

   The difference between the above results of operations and the amounts reported in our Consolidated Statement of Income is primarily attributable to excluding (1) marketing and risk management related activities, (2) general and administrative expense and (3) interest expense.

   The standardized measure of discounted estimated future net cash flows and changes therein related to proved oil and gas reserves were as follows for the years ended December 31:

                                                     1999      1998     1997
                                                   --------- -------- --------
                                                      (Millions of Dollars)
Future cash inflows............................... $11,513.1 $6,891.7 $7,106.2
Future development and production costs...........   3,711.0  2,853.0  2,245.1
Future income tax expense.........................   2,149.0    799.8  1,159.6
                                                   --------- -------- --------
Future net cash flows.............................   5,653.1  3,238.9  3,701.5
10% annual discount...............................   2,177.8  1,092.4  1,264.3
                                                   --------- -------- --------
Standardized measure of discounted estimated
 future net cash flows............................  $3,475.3 $2,146.5 $2,437.2
                                                   ========= ======== ========

   Primary changes in the standardized measure of discounted estimated future net cash flows are as follows:

                                                 1999      1998       1997
                                               --------  --------  ----------
                                                  (Millions of Dollars)
Sales of oil and gas net of production
 costs........................................ $(878.3)  $(689.7)  $  (842.2)
Extensions, discoveries and improved recovery
 less related costs...........................    928.1     371.7       338.0
Purchases/Sales...............................    117.9     256.0       181.3
Revisions of estimates of reserves proved in
 prior years:
Quantity estimates............................     22.3      71.4       127.7
Net changes in price and production costs.....  1,418.1  (1,203.4)   (2,671.2)
Accretion of discount.........................    256.9     308.4       502.1
Development costs incurred during the
 period.......................................    354.8     411.7       315.4
Net change in income taxes....................   (775.5)    224.5       714.2
Other.........................................   (115.5)    (41.3)      111.8
                                               --------  --------  ----------
Net change.................................... $1,328.8  $(290.7)  $(1,222.9)
                                               ========  ========  ==========

                            Supplemental Information

                        Oil and Gas Producing Activities

                                  (Unaudited)

   Vastar's estimate of future cash inflows was generated by applying year-end prices to the projected future sale of proved reserves, plus incremental revenue from long-term contractual arrangements existing at year end. Year-end cash market natural gas prices for eight trading hubs for the week of December 27, 1999, formed the basis for regional natural gas pricing standards. The year-end cash market crude oil price for West Texas Intermediate on the last trading day of 1999 formed the basis for the crude oil price standard. Individual wellhead prices were generated against these pricing standards using historical processing and transportation differentials.

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

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Item 13. Certain Relationships and Related Transactions.

   Information regarding our executive officers is included in Part I. For the other information called for by Items 10, 11, 12 and 13, reference is made to our definitive proxy statement for our 2000 Annual Meeting of Stockholders, to be held on May 17, 2000, which will be filed with the SEC within 120 days after December 31, 1999, and which is incorporated herein by reference, except for the material included under the captions "Report of Compensation Committee" and "Performance Graph."

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) The following documents are filed as part of this report:

 1 and 2 Financial Statements and Financial Statement Schedules: These
         documents are listed in the Index to Consolidated Financial Statements in Item 8 hereof.
 3       Exhibits:
 3.1     Second Restated Certificate of Incorporation of Vastar Resources, Inc.
         ("Vastar") filed with the State of Delaware on May 17, 1996 (filed as
         Exhibit 3 to Vastar's report on Form 10-Q for the quarterly period ended June 30, 1996)
 3.2     By-Laws of Vastar (filed as Exhibit 3.2 to Vastar's report on Form 10-
         K for the year ended December 31, 1994)
 4.1     Form of certificate evidencing Common Stock (filed on June 23, 1994 as
         Exhibit 4 to Amendment No. 4 to Vastar's Registration Statement on
         Form S-1) (Registration No. 33-74536)
 4.2(a)  Indenture dated as of January 1, 1995 between Vastar and NationsBank of Texas, N.A. (filed as Exhibit 4.2 to Vastar's report on Form 10-K for the year ended December 31, 1994)
 4.2(b)  Supplemental Indenture, dated May 18, 1995, by and among Vastar,
         NationsBank of Texas, N.A., Harris Trust and Savings Bank and Bank of
         Montreal Trust Company, effective May 25, 1995 (filed as Exhibit 4 to
         Vastar's Current Report on Form 8-K dated May 5, 1995)
 4.2(c)  Second Supplemental Indenture, dated as of April 16, 1998, by and among the Company, Harris Trust and Savings Bank, as trustee, and Bank of Montreal Trust Company, as paying agent (filed as Exhibit 4 to
         Vastar's report on Form 10-Q for the quarterly period ended March 31,
         1998)
 4.3     Vastar's $50,000,000 6.39% Medium-Term Notes Series A, due January 15,
         2008--form of Note (filed as Exhibit 4.1 to Vastar's report on Form
         10-Q for the quarterly period ended September 30, 1999)
 4.4     Vastar's $75,000,000 6.95% Medium Term Notes Series A, due November 8,
         2006--form of Note (filed as Exhibit 4.2 to Vastar's report on Form
         10-Q for the quarterly period ended September 30, 1999)
 4.5     Vastar's $75,000,000 6.96% Medium-Term Notes Series A, due February
         26, 2007--form of Note (filed as Exhibit 4.3 to Vastar's report on
         Form 10-Q for the quarterly period ended September 30, 1999)
 4.6     Vastar's $150,000,000 8.75% Notes, due February 1, 2005--form of Note
         (filed as Exhibit 4.4 to Vastar's report on Form 10-Q for the quarterly period ended September 30, 1999)
 4.7     Vastar's $100,000,000 6.50% Notes, due April 1, 2009--form of Note
         (filed as Exhibit 4.5 to Vastar's report on Form 10-Q for the quarterly period ended September 30, 1999)
 4.8     Vastar's $200,000,000 6.50% Notes, due April 1, 2009--form of Note
         (filed as Exhibit 4.6 to Vastar's report on Form 10-Q for the quarterly period ended September 30, 1999)
 4.9     Vastar's $100,000,000 6.00% Putable/Callable Notes, due April 20,
         2010, Putable/Callable April 20, 2000--form of Note (filed as Exhibit
         4.7 to Vastar's report on Form 10-Q for the quarterly period ended
         September 30, 1999)
10.1(a)  $800,000,000 Credit Agreement, dated as of May 5, 1995, among Vastar, the Banks Parties thereto, the Co-Agents listed therein and Morgan
         Guaranty Trust Company of New York, as Agent (filed as Exhibit 10.3 to
         Vastar's Current Report on Form 8-K dated May 5, 1995)

 10.1(b) Amendment No. 1 to Credit Agreement, dated as of March 29, 1996, among
         Vastar, the Banks Parties thereto, the Co-Agents listed therein and
         Morgan Guaranty Trust Company of New York, as Agent (filed as Exhibit
         10 to Vastar's report on Form 10-Q for the quarterly period ended
         March 31, 1996)
 10.1(c) Amended and Restated Credit Agreement, dated as of March 31, 1997, among Vastar, the Banks Parties thereto, the Co-Agents listed therein and Morgan Guaranty Trust Company of New York, as Agent (filed as
         Exhibit 10.1 to Vastar's report on Form 10-Q for the quarterly period ended June 30, 1997)
 10.1(d) Amendment No. 1 to Credit Agreement, dated as of April 30, 1998, among
         Vastar, the Banks Parties thereto, the Co-Agents listed therein and
         Morgan Guaranty Trust Company of New York, as Agent (filed as Exhibit
         10 to Vastar's report on Form 10-Q for the quarterly period ended June
         30, 1998)
 10.2    General Conveyance and Assumption Agreement, dated October 8, 1993, modified as of December 13, 1993 and December 22, 1993, between Vastar and Atlantic Richfield Company ("ARCO") (filed on January 28, 1994 as
         Exhibit 10.2 to Vastar's Registration Statement on Form S-1)
         (Registration No. 33-74536)
 10.3    Cross-Indemnification Agreement, dated as of October 1, 1993, between
         Vastar and ARCO (filed on January 28, 1994 as Exhibit 10.3 to Vastar's
         Registration Statement on Form S-1) (Registration No. 33-74536)
 10.4(a) Tax Sharing Agreement, dated as of October 1, 1993, between Vastar and
         ARCO (filed on January 28, 1994 as Exhibit 10.4 to Vastar's
         Registration Statement on Form S-1) (Registration No. 33-74536)
 10.4(b) First Amendment to Tax Sharing Agreement, dated as of June 1, 1995, between Vastar, F&H Pipeline Company, Grant Gathering Company,
         Wilburton Hub, Inc., Vastar Gas Marketing, Inc. and ARCO (filed as
         Exhibit 10 to Vastar's report on Form 10-Q for the quarterly period ended June 30, 1995)
 10.4(c) Second Amendment to Tax Sharing Agreement, dated as of January 1,
         1995, between Vastar and its subsidiaries that are signatories thereto and ARCO (filed as Exhibit 10 to Vastar's report on Form 10-Q for the quarterly period ended March 31, 1997)
 10.4(d) Third Amendment to Tax Sharing Agreement, effective as of October 30,
         1998, between Vastar and its subsidiaries that are signatories thereto and ARCO (filed as Exhibit 10.1 to Vastar's report on Form 10-Q for the quarterly period ended September 30, 1999)
 10.5    Corporate Services Agreement, dated as of February 22, 1994, between
         Vastar and ARCO (filed on March 23, 1994 as Exhibit 10.5 to Amendment
         No. 1 to Vastar's Registration Statement on Form S-1) (Registration
         No. 33-74536)
 10.6(a) ARCO Exploration and Production Technology Technical Services
         Agreement, dated as of October 1, 1993, between Vastar and ARCO (filed on January 28, 1994 as Exhibit 10.7 to Vastar's Registration Statement
         on Form S-1) (Registration No. 33-74536)
 10.6(b) Assignment of Rights Agreement, effective as of October 27, 1999, by and between Atlantic Richfield Company and Vastar Resources, Inc.(1)
 10.7    Insurance Services Agreement, dated as of March 24, 1994, between
         Vastar and ARCO (filed on May 26, 1994 as Exhibit 10.8 to Amendment
         No. 2 to Vastar's Registration Statement on Form S-1) (Registration
         No. 33-74536)
 10.8    Technology Assignment Agreement, dated as of October 1, 1993, between
         Vastar and ARCO (filed on January 28, 1994 as Exhibit 10.11 to
         Vastar's Registration Statement on Form S-1) (Registration No. 33-
         74536)
 10.9    Technology Undivided Interest Assignment Agreement, dated as of
         October 1, 1993, between Vastar and ARCO (filed on January 28, 1994 as
         Exhibit 10.12 to Vastar's Registration Statement on Form S-1)
         (Registration No. 33-74536)

 10.10    Information Technology License Agreement, dated as of October 1,
          1993, between Vastar and ARCO (filed on January 28, 1994 as Exhibit
          10.13 to Vastar's Registration Statement on Form S-1) (Registration
          No. 33- 74536)
 10.11    Intellectual Property License Agreement, dated as of October 1, 1993, between Vastar and ARCO (filed on January 28, 1994 as Exhibit 10.14 to Vastar's Registration Statement on Form S-1) (Registration No. 33-
          74536)
 10.12    Third-Party Technology Assignment Agreement, dated as of October 1,
          1993, between Vastar and ARCO (filed on January 28, 1994 as Exhibit
          10.15 to Vastar's Registration Statement on Form S-1) (Registration
          No. 33-74536)
 10.13    Share Purchase Option and Business Opportunities Agreement, dated as of May 19, 1994, between Vastar and ARCO (filed on June 7, 1994 as
          Exhibit 10.16 to Amendment No. 3 to Vastar's Registration Statement
          on Form S-1) (Registration No. 33-74536)
 10.14    Form of Company's Indemnity Agreement with officers and directors
          (filed on January 28, 1994 as Exhibit 10.17 to Vastar's Registration
          Statement on Form S-1) (Registration No. 33-74536)(2)
 10.15    Vastar Policy on Financial Counseling and Individual Income Tax
          Service, effective January 1, 1994 (filed as Exhibit 10.29 to
          Vastar's report on Form 10-K for the year ended December 31, 1995)(2)
 10.16(a) Vastar Amended and Restated Supplementary Executive Retirement Plan,
          effective as of March 24, 1999 (filed as Exhibit 10.6(b) to Vastar's report on Form 10-Q for the quarterly period ended March 31, 1999)(2)
 10.16(b) First Amendment to Vastar Amended and Restated Supplementary
          Executive Retirement Plan, effective as of July 21, 1999 (filed as
          Exhibit 10.8 to Vastar's report on Form 10-Q for the quarterly period ended September 30, 1999)(2)
 10.17(a) Vastar Annual Incentive Plan (filed as Exhibit 10.35 to Vastar's report on Form 10-K for the year ended December 31, 1994)(2)
 10.17(b) Amendment No. 1 to Vastar Annual Incentive Plan, effective as of
          March 10, 1999 (filed as Exhibit 10.1 to Vastar's report on Form 10-Q for the quarterly period ended March 31, 1999)(2)
 10.17(c) Second Amendment to Vastar Annual Incentive Plan, effective as of
          July 21, 1999 (filed as Exhibit 10.2 to Vastar's report on Form 10-Q for the quarterly period ended September 30, 1999)(2)
 10.18(a) Vastar Amended and Restated Executive Long-Term Incentive Plan,
          effective March 5, 1998 (filed as Appendix A to Vastar's Proxy
          Statement dated March 23, 1998)(2)
 10.18(b) First Amendment to Amended and Restated Executive Long-Term Incentive
          Plan, effective as of July 21, 1999 (filed as Exhibit 10.7 to
          Vastar's report on Form 10-Q for the quarterly period ended September
          30, 1999)(2)
 10.19(a) Vastar Amended and Restated Executive Deferral Plan, effective as of
          March 24, 1999 (filed as Exhibit 10.2 to Vastar's report on Form 10-Q for the quarterly period ended March 31, 1999)(2)
 10.19(b) First Amendment to Vastar Executive Deferral Plan, effective as of
          July 21, 1999 (filed as Exhibit 10.3 to Vastar's report on Form 10-Q for the quarterly period ended September 30, 1999)(2)
 10.20    Vastar Stock Option Plan for Outside Directors (filed as Exhibit
          10.38 to Vastar's report on Form 10-K for the year ended December 31,
          1994)(2)
 10.21    Vastar Deferral Plan for Outside Directors (filed as Exhibit 10.39 to
          Vastar's report on Form 10-K for the year ended December 31, 1994)(2)
 10.22    Vastar Retirement Plan for Outside Directors (filed as Exhibit 10.50 to Vastar's report on Form 10-K for the year ended December 31,
          1994)(2)
 10.23(a) Vastar Executive Life Insurance Plan (filed as Exhibit 10.40 to
          Vastar's report on Form 10-K for the year ended December 31, 1994)(2)

 10.23(b) Amendment No. 1 to Vastar Executive Life Insurance Plan, effective as of March 10, 1999 (filed as Exhibit 10.5 to Vastar's report on Form
          10-Q for the quarterly period ended March 31, 1999)(2)
 10.23(c) Second Amendment to Vastar Executive Life Insurance Plan, effective as of July 21, 1999 (filed as Exhibit 10.6 to Vastar's report on Form
          10-Q for the quarterly period ended September 30, 1999)(2)
 10.24    Vastar Executive Long-Term Disability Plan (filed as Exhibit 10.41 to
          Vastar's report on Form 10-K for the year ended December 31, 1994)(2)
 10.25(a) Vastar Executive Supplementary Savings Plan (filed as Exhibit 10.42 to Vastar's report on Form 10-K for the year ended December 31,
          1994)(2)
 10.25(b) Amendment No. 1 to the Vastar Executive Supplementary Savings Plan,
          effective as of August 5, 1996 (filed as Exhibit 10.39(a) to Vastar's report on Form 10-K for the year ended December 31, 1996)(2)
 10.25(c) Amendment No. 2 to the Vastar Executive Supplementary Savings Plan,
          effective as of January 1, 1999 (filed as Exhibit 10.35(c) to
          Vastar's report on Form 10-K for the year ended December 31, 1998)(2)
 10.26    Conversion Agreement, dated as of May 23, 1994, between Vastar and
          Michael E. Wiley (filed on June 7, 1994 as Exhibit 10.43 to Amendment
          No. 3 to Vastar's Registration Statement on Form S-1) (Registration
          No. 33-74536)(2)
 10.27    Conversion Agreement, dated as of May 23, 1994, between Vastar and
          Steven J. Shapiro (filed on June 7, 1994 as Exhibit 10.44 to
          Amendment No. 3 to Vastar's Registration Statement on Form S-1)
          (Registration No. 33-74536)(2)
 10.28    Conversion Agreement, dated as of May 23, 1994, between Vastar and
          Charles D. Davidson (filed on June 7, 1994 as Exhibit 10.45 to
          Amendment No. 3 to Vastar's Registration Statement on Form S-1)
          (Registration No. 33-74536)(2)
 10.29    Conversion Agreement, dated as of May 23, 1994, between Vastar and
          Albert D. Hoppe (filed on June 7, 1994 as Exhibit 10.47 to Amendment
          No. 3 to Vastar's Registration Statement on Form S-1) (Registration
          No. 33-74536)(2)
 10.30    Conversion Agreement, dated as of May 23, 1994, between Vastar and
          Joseph P. McCoy (filed as Exhibit 10.48 to Amendment No. 3 to
          Vastar's Registration Statement on Form S-1) (Registration No. 33-
          74536)(2)
 10.31    Registration Rights Agreement, dated as of May 25, 1994, between ARCO and Vastar (filed on June 7, 1994 as Exhibit 10.49 to Amendment No. 3 to Vastar's Registration Statement on Form S-1) (Registration No. 33-
          74536)
 10.32(a) Vastar Executive Medical Plan, dated March 10, 1999 (filed as Exhibit
          10.4 to Vastar's report on Form 10-Q for the quarterly period ended
          March 31, 1999)(2)
 10.32(b) First Amendment to Vastar Executive Medical Plan, effective as of
          July 21, 1999 (filed as Exhibit 10.5 to Vastar's report on Form 10-Q for the quarterly period ended September 30, 1999)(2)
 10.33(a) Vastar Comprehensive Management Medical Plan, dated March 10, 1999
          (filed as Exhibit 10.3 to Vastar's report on Form 10-Q for the quarterly period ended March 31, 1999)(2)
 10.33(b) First Amendment to Vastar Comprehensive Management Medical Plan,
          effective as of July 21, 1999 (filed as Exhibit 10.4 to Vastar's report on Form 10-Q for the quarterly period ended September 30,
          1999)(2)
 10.34(a) Vastar Special Termination Allowance Plan, effective as of July 1,
          1994 (filed as Exhibit 10.7(a) to Vastar's report on Form 10-Q for the quarterly period ended March 31, 1999)(2)
 10.34(b) Amendment No. 1 to Vastar Special Termination Allowance Plan,
          effective as of May 1, 1998 (filed as Exhibit 10.7(b) to Vastar's report on Form 10-Q for the quarterly period ended March 31, 1999)(2)

 10.34(c) Amendment No. 2 to Vastar Special Termination Allowance Plan,
          effective as of March 10, 1999 (filed as Exhibit 10.7(c) to Vastar's report on Form 10-Q for the quarterly period ended March 31, 1999)(2)
 10.34(d) Third Amendment to Special Termination Allowance Plan, effective as of July 21, 1999 (filed as Exhibit 10.9 to Vastar's report on Form
          10-Q for the quarterly period ended September 30, 1999)(2)
 10.35    Formation Agreement, dated as of August 8, 1997, by and between
          Southern Energy Holdings, Inc. and Vastar Resources, Inc. (filed as
          Exhibit 10.2 to Vastar's report on Form 10-Q for the quarterly period ended June 30, 1997)
 10.36    Gas Purchase and Sale Agreement, dated effective as of September 1,
          1997, by and between Vastar Resources, Inc. and Southern Company
          Energy Marketing L.P. (filed as Exhibit 10 to Vastar's report on Form
          10-Q for the quarterly period ended September 30, 1997)
 10.37    Stock Purchase Agreement, dated as of August 4, 1998, by and between
          Atlantic Richfield Company and Vastar Resources, Inc. (filed as
          Exhibit 10.1 to Vastar's report on Form 8-K dated October 31, 1998)
 10.38    Amendment No. 1 to Stock Purchase Agreement, dated as of August 12,
          1998, by and between Atlantic Richfield Company and Vastar Resources,
          Inc. (filed as Exhibit 10.2 to Vastar's report on Form 8-K dated
          October 31, 1998)
 10.39    Amendment No. 2 to Stock Purchase Agreement, dated as of October 30,
          1998, by and between Atlantic Richfield Company and Vastar Resources,
          Inc. (filed as Exhibit 10.3 to Vastar's report on Form 8-K dated
          October 31, 1998)
 10.40    Software License Agreement, effective October 27, 1999 by and between
          Atlantic Richfield Company and Vastar Resources, Inc.(1)
 10.41    Throughput Agreement, dated as of October 29, 1999, by and between
          Atlantic Richfield Company and Vastar Resources, Inc.(1)
 10.42    Bill of Sale from Atlantic Richfield Company to Vastar Resources,
          Inc. effective November 1, 1999(1)
 10.43    Summary of Material Terms of Agreements between Vastar Resources,
          Inc. and Atlantic Richfield Company relating to the sale of Vastar headquarters building(1)
 12       Computation of Ratio of Earnings to Fixed Charges(1)
 21       List of Subsidiaries of Vastar(1)
 23.1     Consent of PricewaterhouseCoopers LLP(1)
 23.2     Consent of Ryder Scott Company, L.P.(1)
 27       Financial Data Schedule(1)
 99.1     Review Letter of Ryder Scott Company, L.P.(1)

--------
     Unless otherwise noted, these exhibits are incorporated by reference to the filings with the SEC as described. Vastar's SEC File Number is 1-13108. ARCO's SEC File Number is 1-1196.
(1)  Filed herewith.
(2) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K. Copies of exhibits will be furnished upon prepayment of 25 cents per page. Requests should be addressed to the Corporate Secretary.
(b) Reports on Form 8-K: No reports on Form 8-K have been filed during the last quarter of the period covered by this report or from December 31, 1999 to the filling date of this report.

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

                                          Date: March 2, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              Signature                      Title                   Date

   /s/  Jimmie D. Callison           Director                  March 2, 2000
-----------------------------------
        Jimmie D. Callison

   /s/    Terry G. Dallas            Director                  March 2, 2000
-----------------------------------
          Terry G. Dallas

   /s/  Charles D. Davidson          President, Chief          March 2, 2000
                                      Executive Officer and
-----------------------------------   Director (principal
        Charles D. Davidson           executive officer)

   /s/   Marie L. Knowles            Director                  March 2, 2000
-----------------------------------
         Marie L. Knowles

   /s/   Robert C. LeVine            Director                  March 2, 2000
-----------------------------------
         Robert C. LeVine

   /s/    Joseph P. McCoy            Vice President and        March 2, 2000
                                      Controller
-----------------------------------   (principal
          Joseph P. McCoy             accounting officer)

   /s/  William D. Schulte           Director                  March 2, 2000
-----------------------------------
        William D. Schulte

   /s/   Steven J. Shapiro           Senior Vice               March 2, 2000
                                      President,
-----------------------------------   Chief Financial
         Steven J. Shapiro            Officer and
                                      Director (principal
                                      financial officer)

   /s/ Donald R. Voelte, Jr.         Director                  March 2, 2000
-----------------------------------
       Donald R. Voelte, Jr.

   /s/   Michael E. Wiley            Chairman of the           March 2, 2000
                                      Board
-----------------------------------
         Michael E. Wiley

                                 EXHIBIT INDEX

 Exhibit
   No.                                 Description
 -------                               -----------
 3       Exhibits:
  3.1    Second Restated Certificate of Incorporation of Vastar Resources, Inc.
         ("Vastar") filed with the State of Delaware on May 17, 1996 (filed as
         Exhibit 3 to Vastar's report on Form 10-Q for the quarterly period ended June 30, 1996)
  3.2    By-Laws of Vastar (filed as Exhibit 3.2 to Vastar's report on Form 10-
         K for the year ended December 31, 1994)
  4.1    Form of certificate evidencing Common Stock (filed on June 23, 1994 as
         Exhibit 4 to Amendment No. 4 to Vastar's Registration Statement on
         Form S-1) (Registration No. 33-74536)
  4.2(a) Indenture dated as of January 1, 1995 between Vastar and NationsBank of Texas, N.A. (filed as Exhibit 4.2 to Vastar's report on Form 10-K for the year ended December 31, 1994)
  4.2(b) Supplemental Indenture, dated May 18, 1995, by and among Vastar,
         NationsBank of Texas, N.A., Harris Trust and Savings Bank and Bank of
         Montreal Trust Company, effective May 25, 1995 (filed as Exhibit 4 to
         Vastar's Current Report on Form 8-K dated May 5, 1995)
  4.2(c) Second Supplemental Indenture, dated as of April 16, 1998, by and among the Company, Harris Trust and Savings Bank, as trustee, and Bank of Montreal Trust Company, as paying agent (filed as Exhibit 4 to
         Vastar's report on Form 10-Q for the quarterly period ended March 31,
         1998)
  4.3    Vastar's $50,000,000 6.39% Medium-Term Notes Series A, due January 15,
         2008--form of Note (filed as Exhibit 4.1 to Vastar's report on Form
         10-Q for the quarterly period ended September 30, 1999)
  4.4    Vastar's $75,000,000 6.95% Medium Term Notes Series A, due November 8,
         2006--form of Note (filed as Exhibit 4.2 to Vastar's report on Form
         10-Q for the quarterly period ended September 30, 1999)
  4.5    Vastar's $75,000,000 6.96% Medium-Term Notes Series A, due February
         26, 2007--form of Note (filed as Exhibit 4.3 to Vastar's report on
         Form 10-Q for the quarterly period ended September 30, 1999)
  4.6    Vastar's $150,000,000 8.75% Notes, due February 1, 2005--form of Note
         (filed as Exhibit 4.4 to Vastar's report on Form 10-Q for the quarterly period ended September 30, 1999)
  4.7    Vastar's $100,000,000 6.50% Notes, due April 1, 2009--form of Note
         (filed as Exhibit 4.5 to Vastar's report on Form 10-Q for the quarterly period ended September 30, 1999)
  4.8    Vastar's $200,000,000 6.50% Notes, due April 1, 2009--form of Note
         (filed as Exhibit 4.6 to Vastar's report on Form 10-Q for the quarterly period ended September 30, 1999)
  4.9    Vastar's $100,000,000 6.00% Putable/Callable Notes, due April 20,
         2010, Putable/Callable April 20, 2000--form of Note (filed as Exhibit
         4.7 to Vastar's report on Form 10-Q for the quarterly period ended
         September 30, 1999)
 10.1(a) $800,000,000 Credit Agreement, dated as of May 5, 1995, among Vastar, the Banks Parties thereto, the Co-Agents listed therein and Morgan
         Guaranty Trust Company of New York, as Agent (filed as Exhibit 10.3 to
         Vastar's Current Report on Form 8-K dated May 5, 1995)
 10.1(b) Amendment No. 1 to Credit Agreement, dated as of March 29, 1996, among
         Vastar, the Banks Parties thereto, the Co-Agents listed therein and
         Morgan Guaranty Trust Company of New York, as Agent (filed as Exhibit
         10 to Vastar's report on Form 10-Q for the quarterly period ended
         March 31, 1996)

 Exhibit
   No.                                 Description
 -------                               -----------
 10.1(c) Amended and Restated Credit Agreement, dated as of March 31, 1997, among Vastar, the Banks Parties thereto, the Co-Agents listed therein and Morgan Guaranty Trust Company of New York, as Agent (filed as
         Exhibit 10.1 to Vastar's report on Form 10-Q for the quarterly period ended June 30, 1997)
 10.1(d) Amendment No. 1 to Credit Agreement, dated as of April 30, 1998, among
         Vastar, the Banks Parties thereto, the Co-Agents listed therein and
         Morgan Guaranty Trust Company of New York, as Agent (filed as Exhibit
         10 to Vastar's report on Form 10-Q for the quarterly period ended June
         30, 1998)
 10.2    General Conveyance and Assumption Agreement, dated October 8, 1993, modified as of December 13, 1993 and December 22, 1993, between Vastar and Atlantic Richfield Company ("ARCO") (filed on January 28, 1994 as
         Exhibit 10.2 to Vastar's Registration Statement on Form S-1)
         (Registration No. 33-74536)
 10.3    Cross-Indemnification Agreement, dated as of October 1, 1993, between
         Vastar and ARCO (filed on January 28, 1994 as Exhibit 10.3 to Vastar's
         Registration Statement on Form S-1) (Registration No. 33-74536)
 10.4(a) Tax Sharing Agreement, dated as of October 1, 1993, between Vastar and
         ARCO (filed on January 28, 1994 as Exhibit 10.4 to Vastar's
         Registration Statement on Form S-1) (Registration No. 33-74536)
 10.4(b) First Amendment to Tax Sharing Agreement, dated as of June 1, 1995, between Vastar, F&H Pipeline Company, Grant Gathering Company,
         Wilburton Hub, Inc., Vastar Gas Marketing, Inc. and ARCO (filed as
         Exhibit 10 to Vastar's report on Form 10-Q for the quarterly period ended June 30, 1995)
 10.4(c) Second Amendment to Tax Sharing Agreement, dated as of January 1,
         1995, between Vastar and its subsidiaries that are signatories thereto and ARCO (filed as Exhibit 10 to Vastar's report on Form 10-Q for the quarterly period ended March 31, 1997)
 10.4(d) Third Amendment to Tax Sharing Agreement, effective as of October 30,
         1998, between Vastar and its subsidiaries that are signatories thereto and ARCO (filed as Exhibit 10.1 to Vastar's report on Form 10-Q for the quarterly period ended September 30, 1999)
 10.5    Corporate Services Agreement, dated as of February 22, 1994, between
         Vastar and ARCO (filed on March 23, 1994 as Exhibit 10.5 to Amendment
         No. 1 to Vastar's Registration Statement on Form S-1) (Registration
         No. 33-74536)
 10.6(a) ARCO Exploration and Production Technology Technical Services
         Agreement, dated as of October 1, 1993, between Vastar and ARCO (filed on January 28, 1994 as Exhibit 10.7 to Vastar's Registration Statement
         on Form S-1) (Registration No. 33-74536)
 10.6(b) Assignment of Rights Agreement, effective as of October 27, 1999, by and between Atlantic Richfield Company and Vastar Resources, Inc.(1)
 10.7    Insurance Services Agreement, dated as of March 24, 1994, between
         Vastar and ARCO (filed on May 26, 1994 as Exhibit 10.8 to Amendment
         No. 2 to Vastar's Registration Statement on Form S-1) (Registration
         No. 33-74536)
 10.8    Technology Assignment Agreement, dated as of October 1, 1993, between
         Vastar and ARCO (filed on January 28, 1994 as Exhibit 10.11 to
         Vastar's Registration Statement on Form S-1) (Registration No. 33-
         74536)
 10.9    Technology Undivided Interest Assignment Agreement, dated as of
         October 1, 1993, between Vastar and ARCO (filed on January 28, 1994 as
         Exhibit 10.12 to Vastar's Registration Statement on Form S-1)
         (Registration No. 33-74536)

 Exhibit
   No.                                 Description
 -------                               -----------
 10.10    Information Technology License Agreement, dated as of October 1,
          1993, between Vastar and ARCO (filed on January 28, 1994 as Exhibit
          10.13 to Vastar's Registration Statement on Form S-1) (Registration
          No. 33- 74536)
 10.11    Intellectual Property License Agreement, dated as of October 1, 1993, between Vastar and ARCO (filed on January 28, 1994 as Exhibit 10.14 to Vastar's Registration Statement on Form S-1) (Registration No. 33-
          74536)
 10.12    Third-Party Technology Assignment Agreement, dated as of October 1,
          1993, between Vastar and ARCO (filed on January 28, 1994 as Exhibit
          10.15 to Vastar's Registration Statement on Form S-1) (Registration
          No. 33-74536)
 10.13    Share Purchase Option and Business Opportunities Agreement, dated as of May 19, 1994, between Vastar and ARCO (filed on June 7, 1994 as
          Exhibit 10.16 to Amendment No. 3 to Vastar's Registration Statement
          on Form S-1) (Registration No. 33-74536)
 10.14    Form of Company's Indemnity Agreement with officers and directors
          (filed on January 28, 1994 as Exhibit 10.17 to Vastar's Registration
          Statement on Form S-1) (Registration No. 33-74536)(2)
 10.15    Vastar Policy on Financial Counseling and Individual Income Tax
          Service, effective January 1, 1994 (filed as Exhibit 10.29 to
          Vastar's report on Form 10-K for the year ended December 31, 1995)(2)
 10.16(a) Vastar Amended and Restated Supplementary Executive Retirement Plan,
          effective as of March 24, 1999 (filed as Exhibit 10.6(b) to Vastar's report on Form 10-Q for the quarterly period ended March 31, 1999)(2)
 10.16(b) First Amendment to Vastar Amended and Restated Supplementary
          Executive Retirement Plan, effective as of July 21, 1999 (filed as
          Exhibit 10.8 to Vastar's report on Form 10-Q for the quarterly period ended September 30, 1999)(2)
 10.17(a) Vastar Annual Incentive Plan (filed as Exhibit 10.35 to Vastar's report on Form 10-K for the year ended December 31, 1994)(2)
 10.17(b) Amendment No. 1 to Vastar Annual Incentive Plan, effective as of
          March 10, 1999 (filed as Exhibit 10.1 to Vastar's report on Form 10-Q for the quarterly period ended March 31, 1999)(2)
 10.17(c) Second Amendment to Vastar Annual Incentive Plan, effective as of
          July 21, 1999 (filed as Exhibit 10.2 to Vastar's report on Form 10-Q for the quarterly period ended September 30, 1999)(2)
 10.18(a) Vastar Amended and Restated Executive Long-Term Incentive Plan,
          effective March 5, 1998 (filed as Appendix A to Vastar's Proxy
          Statement dated March 23, 1998)(2)
 10.18(b) First Amendment to Amended and Restated Executive Long-Term Incentive
          Plan, effective as of July 21, 1999 (filed as Exhibit 10.7 to
          Vastar's report on Form 10-Q for the quarterly period ended September
          30, 1999)(2)
 10.19(a) Vastar Amended and Restated Executive Deferral Plan, effective as of
          March 24, 1999 (filed as Exhibit 10.2 to Vastar's report on Form 10-Q for the quarterly period ended March 31, 1999)(2)
 10.19(b) First Amendment to Vastar Executive Deferral Plan, effective as of
          July 21, 1999 (filed as Exhibit 10.3 to Vastar's report on Form 10-Q for the quarterly period ended September 30, 1999)(2)
 10.20    Vastar Stock Option Plan for Outside Directors (filed as Exhibit
          10.38 to Vastar's report on Form 10-K for the year ended December 31,
          1994)(2)
 10.21    Vastar Deferral Plan for Outside Directors (filed as Exhibit 10.39 to
          Vastar's report on Form 10-K for the year ended December 31, 1994)(2)
 10.22    Vastar Retirement Plan for Outside Directors (filed as Exhibit 10.50 to Vastar's report on Form 10-K for the year ended December 31,
          1994)(2)
 10.23(a) Vastar Executive Life Insurance Plan (filed as Exhibit 10.40 to
          Vastar's report on Form 10-K for the year ended December 31, 1994)(2)

 Exhibit
   No.                                 Description
 -------                               -----------
 10.23(b) Amendment No. 1 to Vastar Executive Life Insurance Plan, effective as of March 10, 1999 (filed as Exhibit 10.5 to Vastar's report on Form
          10-Q for the quarterly period ended March 31, 1999)(2)
 10.23(c) Second Amendment to Vastar Executive Life Insurance Plan, effective as of July 21, 1999 (filed as Exhibit 10.6 to Vastar's report on Form
          10-Q for the quarterly period ended September 30, 1999)(2)
 10.24    Vastar Executive Long-Term Disability Plan (filed as Exhibit 10.41 to
          Vastar's report on Form 10-K for the year ended December 31, 1994)(2)
 10.25(a) Vastar Executive Supplementary Savings Plan (filed as Exhibit 10.42 to Vastar's report on Form 10-K for the year ended December 31,
          1994)(2)
 10.25(b) Amendment No. 1 to the Vastar Executive Supplementary Savings Plan,
          effective as of August 5, 1996 (filed as Exhibit 10.39(a) to Vastar's report on Form 10-K for the year ended December 31, 1996)(2)
 10.25(c) Amendment No. 2 to the Vastar Executive Supplementary Savings Plan,
          effective as of January 1, 1999 (filed as Exhibit 10.35(c) to
          Vastar's report on Form 10-K for the year ended December 31, 1998)(2)
 10.26    Conversion Agreement, dated as of May 23, 1994, between Vastar and
          Michael E. Wiley (filed on June 7, 1994 as Exhibit 10.43 to Amendment
          No. 3 to Vastar's Registration Statement on Form S-1) (Registration
          No. 33-74536)(2)
 10.27    Conversion Agreement, dated as of May 23, 1994, between Vastar and
          Steven J. Shapiro (filed on June 7, 1994 as Exhibit 10.44 to
          Amendment No. 3 to Vastar's Registration Statement on Form S-1)
          (Registration No. 33-74536)(2)
 10.28    Conversion Agreement, dated as of May 23, 1994, between Vastar and
          Charles D. Davidson (filed on June 7, 1994 as Exhibit 10.45 to
          Amendment No. 3 to Vastar's Registration Statement on Form S-1)
          (Registration No. 33-74536)(2)
 10.29    Conversion Agreement, dated as of May 23, 1994, between Vastar and
          Albert D. Hoppe (filed on June 7, 1994 as Exhibit 10.47 to Amendment
          No. 3 to Vastar's Registration Statement on Form S-1) (Registration
          No. 33-74536)(2)
 10.30    Conversion Agreement, dated as of May 23, 1994, between Vastar and
          Joseph P. McCoy (filed as Exhibit 10.48 to Amendment No. 3 to
          Vastar's Registration Statement on Form S-1) (Registration No. 33-
          74536)(2)
 10.31    Registration Rights Agreement, dated as of May 25, 1994, between ARCO and Vastar (filed on June 7, 1994 as Exhibit 10.49 to Amendment No. 3 to Vastar's Registration Statement on Form S-1) (Registration No. 33-
          74536)
 10.32(a) Vastar Executive Medical Plan, dated March 10, 1999 (filed as Exhibit
          10.4 to Vastar's report on Form 10-Q for the quarterly period ended
          March 31, 1999)(2)
 10.32(b) First Amendment to Vastar Executive Medical Plan, effective as of
          July 21, 1999 (filed as Exhibit 10.5 to Vastar's report on Form 10-Q for the quarterly period ended September 30, 1999)(2)
 10.33(a) Vastar Comprehensive Management Medical Plan, dated March 10, 1999
          (filed as Exhibit 10.3 to Vastar's report on Form 10-Q for the quarterly period ended March 31, 1999)(2)
 10.33(b) First Amendment to Vastar Comprehensive Management Medical Plan,
          effective as of July 21, 1999 (filed as Exhibit 10.4 to Vastar's report on Form 10-Q for the quarterly period ended September 30,
          1999)(2)
 10.34(a) Vastar Special Termination Allowance Plan, effective as of July 1,
          1994 (filed as Exhibit 10.7(a) to Vastar's report on Form 10-Q for the quarterly period ended March 31, 1999)(2)
 10.34(b) Amendment No. 1 to Vastar Special Termination Allowance Plan,
          effective as of May 1, 1998 (filed as Exhibit 10.7(b) to Vastar's report on Form 10-Q for the quarterly period ended March 31, 1999)(2)

 Exhibit
   No.                                 Description
 -------                               -----------
 10.34(c) Amendment No. 2 to Vastar Special Termination Allowance Plan,
          effective as of March 10, 1999 (filed as Exhibit 10.7(c) to Vastar's report on Form 10-Q for the quarterly period ended March 31, 1999)(2)
 10.34(d) Third Amendment to Special Termination Allowance Plan, effective as of July 21, 1999 (filed as Exhibit 10.9 to Vastar's report on Form
          10-Q for the quarterly period ended September 30, 1999)(2)
 10.35    Formation Agreement, dated as of August 8, 1997, by and between
          Southern Energy Holdings, Inc. and Vastar Resources, Inc. (filed as
          Exhibit 10.2 to Vastar's report on Form 10-Q for the quarterly period ended June 30, 1997)
 10.36    Gas Purchase and Sale Agreement, dated effective as of September 1,
          1997, by and between Vastar Resources, Inc. and Southern Company
          Energy Marketing L.P. (filed as Exhibit 10 to Vastar's report on Form
          10-Q for the quarterly period ended September 30, 1997)
 10.37    Stock Purchase Agreement, dated as of August 4, 1998, by and between
          Atlantic Richfield Company and Vastar Resources, Inc. (filed as
          Exhibit 10.1 to Vastar's report on Form 8-K dated October 31, 1998)
 10.38    Amendment No. 1 to Stock Purchase Agreement, dated as of August 12,
          1998, by and between Atlantic Richfield Company and Vastar Resources,
          Inc. (filed as Exhibit 10.2 to Vastar's report on Form 8-K dated
          October 31, 1998)
 10.39    Amendment No. 2 to Stock Purchase Agreement, dated as of October 30,
          1998, by and between Atlantic Richfield Company and Vastar Resources,
          Inc. (filed as Exhibit 10.3 to Vastar's report on Form 8-K dated
          October 31, 1998)
 10.40    Software License Agreement, effective October 27, 1999 by and between
          Atlantic Richfield Company and Vastar Resources, Inc.(1)
 10.41    Throughput Agreement, dated as of October 29, 1999, by and between
          Atlantic Richfield Company and Vastar Resources, Inc.(1)
 10.42    Bill of Sale from Atlantic Richfield Company to Vastar Resources,
          Inc. effective November 1, 1999(1)
 10.43    Summary of Material Terms of Agreements between Vastar Resources,
          Inc. and Atlantic Richfield Company relating to the sale of Vastar headquarters building(1)
 12       Computation of Ratio of Earnings to Fixed Charges(1)
 21       List of Subsidiaries of Vastar(1)
 23.1     Consent of PricewaterhouseCoopers LLP(1)
 23.2     Consent of Ryder Scott Company, L.P.(1)
 27       Financial Data Schedule(1)
 99.1     Review Letter of Ryder Scott Company, L.P.(1)

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