Form 10-Q
period 2000-03-31
VASTAR RESOURCES INC
filed 2000-04-20
CIK 918252

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
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

  NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF MARCH 31, 2000: 97,688,887.

                        PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                            VASTAR RESOURCES, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                       CONSOLIDATED STATEMENT OF INCOME



                                 For the Three Months Ended
                                            March 31,
                                 ---------------------------
                                          2000     1999
                                         ------   ------
                                 (Millions of dollars, except
                                      per share amounts)
REVENUES
Net sales and other operating
 revenues.............................   $338.4   $221.2
Earnings from equity affiliate........      6.5      5.0
Other revenues........................      7.1     13.2
                                         ------   ------
  Net revenues........................    352.0    239.4
                                         ------   ------
EXPENSES
Operating expenses....................     43.0     50.5
Exploration expenses..................     68.6     39.0
Selling, general and administrative
 expenses.............................     13.5     12.7
Taxes other than income taxes.........     15.1      8.8
Depreciation, depletion and
 amortization.........................    114.7    113.3
Interest..............................     14.7     20.5
                                         ------   ------
  Total expenses......................    269.6    244.8
                                         ------   ------
Income (loss) before income taxes.....     82.4     (5.4)
Income tax provision (benefit)........      5.0    (24.4)
                                         ------   ------
  Net income..........................   $ 77.4   $ 19.0
                                         ======   ======

Basic earnings per share..............   $ 0.79   $ 0.20
                                         ======   ======
Diluted earnings per share............   $ 0.78   $ 0.19
                                         ======   ======

Cash dividends paid per share
of common stock.......................   $0.075   $0.075
                                         ======   ======




 The accompanying notes are an integral part of these statements.

                            VASTAR RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                   March 31,   December 31,
                                                     2000          1999
                                                   --------    ------------
                                                     (Millions of dollars)
ASSETS
Current assets:
 Cash and cash equivalents......................    $    4.8       $   40.6
 Accounts receivable:
  Trade.........................................       124.2          130.5
  Related parties...............................        91.4           86.9
 Inventories....................................        11.6            7.0
 Prepaid expenses and other assets..............        39.8           42.1
                                                    --------       --------
  Total current assets..........................       271.8          307.1

Oil and gas properties and equipment, net.......     2,396.3        2,320.2
Other long-term assets..........................        79.2           82.7
                                                    --------       --------
  Total assets..................................    $2,747.3       $2,710.0
                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable:
  Trade.........................................    $  254.4       $  258.8
  Related party.................................        12.0            6.3
 Accrued liabilities............................        67.1           77.8
                                                    --------       --------
   Total current liabilities....................       333.5          342.9

Long-term debt..................................       939.9          975.0
Deferred liabilities and credits................       317.3          313.2
Deferred income taxes...........................       278.3          272.9
                                                    --------       --------
  Total liabilities.............................     1,869.0        1,904.0

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized,
 110,000,000 shares;  issued and outstanding,
 97,688,887 shares as of  March 31, 2000 and
 97,644,950 shares as of December 31, 1999......         1.0            1.0
Additional paid-in-capital......................       466.6          464.3
Accumulated earnings............................       410.7          340.7
                                                    --------       --------
  Total stockholders' equity....................       878.3          806.0
                                                    --------       --------
 Total liabilities and stockholders' equity         $2,747.3       $2,710.0
                                                    ========       ========





        The accompanying notes are an integral part of these statements.

                            VASTAR RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                   For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                          2000      1999
                                                         ------    ------
                                                      (Millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...........................................   $  77.4    $  19.0
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization...........     114.7      113.3
  Deferred income taxes..............................       5.4      (17.7)
  Dry hole expense and undeveloped leasehold
    amortization.....................................      46.5       14.1
  Loss (gain) on asset sales.........................       0.1       (8.5)
  Earnings from equity affiliate.....................      (6.5)      (5.0)
  Cash dividends from equity affiliate...............      12.0        ---
  Net change in accounts receivable, inventories
    and accounts payable.............................      (1.5)      54.8
  Other..............................................     (14.8)     (16.4)
                                                        -------    -------
Net cash provided by operating activities............     233.3      153.6
                                                        -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties and equipment,
   including dry hole costs..........................    (230.7)    (141.8)
Proceeds from asset sales............................       3.5       13.9
Other................................................      (1.7)       0.5
                                                        -------    -------
Net cash used by investing activities................    (228.9)    (127.4)
                                                        -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock.............................       2.3        0.3
Proceeds from long-term debt issuance................       ---      632.8
Repayments of long-term debt.........................     (35.1)    (645.3)
Dividends paid.......................................      (7.4)      (7.3)
                                                        -------    -------
Net cash used by financing activities................     (40.2)     (19.5)
                                                        -------    -------

Net change in cash and cash equivalents..............     (35.8)       6.7

Cash and cash equivalents at beginning of period.....      40.6        4.3
                                                        -------    -------
Cash and cash equivalents at end of period...........   $   4.8    $  11.0
                                                        =======    =======



 The accompanying notes are an integral part of these statements.

                            VASTAR RESOURCES, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.  INTRODUCTION.

  The accompanying financial statements are unaudited and have been prepared from our records. In the opinion of our management, these financial statements reflect all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of our financial position and results of operations in conformity with generally accepted accounting principles. These statements are presented in accordance with the requirements of Regulation S-X, which does not require all disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. You should read these interim financial statements together with the financial statements for the year ended December 31, 1999 and the notes thereto contained in Vastar's Form 10-K for the year ended December 31, 1999. Certain previously reported amounts have been reclassified to conform to current year presentation.


NOTE 2.   NET SALES AND OTHER OPERATING REVENUES.


                                               For the Three Months Ended
                                                        March 31,
                                               --------------------------
                                                   2000       1999
                                                  ------     ------
                                                (Millions of dollars)
Sales and other operating revenues:
 Unrelated parties............................   $ 369.6    $ 188.6
 Related parties (1)..........................     227.3      165.2
                                                 -------    -------
  Total.......................................     596.9      353.8

Less:
 Purchases (2)................................    (246.1)    (130.3)
 Delivery expense.............................     (12.4)      (2.3)
                                                 -------    -------
Net sales and
 other operating revenues.....................   $ 338.4    $ 221.2
                                                 =======    =======
-----------------
(1) Average costs of related-party sales.....    $ 216.0    $ 168.2
(2) Cost of purchases from related parties....   $  22.1    $  16.3

                            VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                  (Unaudited)

NOTE 3.  RELATIONSHIP WITH ATLANTIC RICHFIELD COMPANY (ARCO).

  As of March 31, 2000, ARCO owned 80,000,001 shares (81.9 percent) of our outstanding common stock.

  On April 18, 2000, the combination of BP Amoco p.l.c. and ARCO was completed. As a result of the combination, BP Amoco indirectly owns, through a subsidiary,
81.9 percent of the Common Stock, par value $0.01 per share, of Vastar and a change of control of the Company has occurred.

  Simultaneous with the consummation of the merger, the Chairman of the Board of the Company, Michael E. Wiley, and three additional members of the Board of Directors of the Company, Terry G. Dallas, Marie L. Knowles and Donald R. Voelte, Jr., resigned. The Board of Directors thereafter reduced the size of the Board of Directors to five positions which are occupied by the remaining members of the Board of Directors. The Board of Directors also elected Charles D. Davidson as Chairman of the Board. The Board of Directors now consists of the following members: Charles D. Davidson, Chairman, Jimmie D. Callison, Robert C. LeVine, Steven J. Shapiro and William D. Schulte.

  On March 16, 2000, BP Amoco p.l.c. advised Vastar's Board of Directors of its intention to acquire, for $71.00 per share, the approximately 17.6 million shares, or 18.1 percent, of Vastar's common stock that are publicly traded. The proposal was conditional on the completion of BP Amoco's acquisition of ARCO. Vastar has formed a special committee of independent directors to evaluate the proposal.

  The tax sharing agreement between Vastar and ARCO is applicable to Vastar for the period that ARCO is the common parent of the affiliated group of which Vastar is a member (the "Affiliated Group"). ARCO remained the common parent of the Affiliated Group immediately after the above-described merger. However, ARCO became a subsidiary of BP America Inc. on April 18, 2000 and as of that date is no longer the common parent of the Affiliated Group. Vastar expects to sign a replacement tax sharing agreement with BP America Inc. that will contain all of the material provisions that were in the tax sharing agreement between Vastar and ARCO and with an effective date of April 18, 2000.

NOTE 4.  SOUTHERN COMPANY ENERGY MARKETING L.P.

  Southern Company Energy Marketing is a strategic marketing alliance between Southern Energy, Inc. and Vastar. Through subsidiaries, we currently hold a 40 percent interest in Southern Company Energy Marketing and Southern Energy holds a 60 percent interest.

  We follow the equity method of accounting for our interest in Southern Company Energy Marketing and recognize into income the greater of our interest in Southern Company Energy Marketing's earnings or our minimum cash distribution. In the first quarter of 2000 and 1999, we recognized our accrued share of minimum distributions, net of any applicable exceptions. In the first quarter 2000 we received a cash distribution of $12.0 million relating to the 1999 minimum distribution amount. Our equity investment in Southern Company Energy Marketing was $41.4 million as of March 31, 2000, and $46.9 million as of December 31, 1999. For additional details regarding Southern Company Energy Marketing, refer to our annual report on Form 10-K for the year ended December 31, 1999.

                            VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                  (Unaudited)


NOTE 5.  EXPLORATION EXPENSES.
                                                          Three Months Ended
                                                                March 31,
                                                               2000     1999
                                                              -----    -----
                                                          (Millions of dollars)
Dry hole costs.............................                   $37.7    $ 5.4
Geological and geophysical.................                    10.6     14.1
Undeveloped leasehold amortization.........                     8.8      8.7
Staff......................................                    10.6      9.4
Lease rentals..............................                     0.9      1.4
                                                              -----    -----
  Total....................................                   $68.6    $39.0
                                                              =====    =====

NOTE  6. EARNINGS PER SHARE.
                                                           Three Months Ended
                                                                 March 31,
                                                               2000     1999
                                                              -----    -----
                                                           (Millions, except
                                                           per share amounts)
Basic earnings per share:
Income available to common shareholders....                   $77.4    $19.0
Average shares of stock outstanding........                    97.7     97.4
Basic earnings per share...................                   $0.79    $0.20

Diluted earnings per share:
Income available to common shareholders....                   $77.4    $19.0
Incremental shares assuming the exercise
 of stock options..........................                     1.0      0.5
Average shares of stock outstanding plus
 effect of dilutive securities.............                    98.7     97.9
Diluted earnings per share.................                   $0.78    $0.19

NOTE 7.  STOCK OPTIONS.

  Our board of directors previously adopted various arrangements that become operative upon a change of control of Vastar. One of these arrangements, our Amended and Restated Executive Long-Term Incentive Plan, provides that, if a change of control occurs, all stock options granted under the plan will become immediately exercisable. All stock options granted under our other stock option plans and programs are already vested and exercisable.

  The exercise prices of these stock options range from $14.00 to $72.16 per share. Outstanding stock options consist of the following:

                                                        March 31, 2000
                                                        --------------
     Vested and exercisable...........................     1.6 million
     Vested and unexercisable.........................     0.6 million
     Non-vested.......................................     0.4 million
                                                         -------------
     Total............................................     2.6 million
                                                         =============

  On April 18, 2000, the combination of BP Amoco p.l.c. and ARCO was completed. As a result of the combination, BP Amoco indirectly owns, through a subsidiary,
81.9 percent of the Common Stock, par value $0.01 per share, of Vastar and a change of control of the Company has occurred. As a result, all of the above described 2.6 million stock options became exercisable.

                            VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


NOTE 8.  COMMITMENTS AND CONTINGENCIES.

     Vastar and its subsidiaries are involved in a number of lawsuits, all of which have arisen in the ordinary course of our business. We believe that any ultimate liability resulting from these suits will not have a material adverse effect on our financial position, results of operations or cash flows.

     In addition, in connection with the BP Amoco p.l.c. tender offer proposed, six lawsuits purporting to be class actions have been filed in the Delaware Chancery Court against Vastar, its directors, ARCO and BP Amoco. Vastar believes these lawsuits are without merit. See Item 1 of Part II of this Form 10-Q for further information.

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

     In September 1996, we entered into a contract with Diamond Offshore Drilling Company for the major upgrade and operation of a semisubmersible drilling rig, Ocean Victory, for a three-year deepwater drilling program in the Gulf of Mexico, which began in November 1997. Since November 1997, scheduled increases in the day rates and our request of Diamond to make improvements to the rig have resulted in higher costs during the remaining contract term. As of March 31, 2000 this contract has a remaining life of slightly less than one year and remaining costs of $54.8 million. This amount does not take into consideration any reimbursements that we might receive from partners or potential partners. We have three one-year options to renew the term of the contract, subject to renegotiating the day rates.

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

     Vastar and Southern Energy have agreed to guarantee certain obligations of Southern Company Energy Marketing. Refer to our annual report on Form 10-K for the year ended December 31, 1999 for a description of these obligations.

     Vastar has significant credit risk exposure to Southern Company Energy Marketing and Southern Energy. The credit risk exposure consists of three principal items. First, Southern Company Energy Marketing has promised to make certain minimum cash distributions to Vastar. Southern Energy has guaranteed this obligation as well as the amounts due to Vastar upon the exercise of Vastar's option to sell its remaining interest on January 1, 2003. Second, Southern Company Energy Marketing is obligated to pay, and Southern Energy has guaranteed

                            VASTAR RESOURCES, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


NOTE 8.  COMMITMENTS AND CONTINGENCIES - (continued).

payment, for gas purchased under the Gas Purchase and Sale Agreement between Vastar and Southern Company Energy Marketing, pursuant to which Vastar has agreed to sell substantially all of its production to Southern Company Energy Marketing. Third, Vastar has been indemnified by Southern Energy, with certain limitations, with respect to amounts which Vastar may be required to pay under guarantees which Vastar has issued to secure certain obligations of Southern Company Energy Marketing. If Southern Energy does not maintain in effect an investment grade rating from Moody's or Standard and Poors, Southern Energy has agreed to provide credit enhancement to secure the payment of these guaranteed obligations. As of March 31, 2000, Southern Energy has maintained the required investment grade rating.

     Pursuant to a working capital loan arrangement, we have agreed to loan Southern Company Energy Marketing up to $20.0 million. At March 31, 2000, no loans were outstanding under this arrangement.

     We have performed and continue to perform ongoing credit evaluations of our other customers and generally do not require collateral on our credit sales.
Any amounts anticipated as uncollectible are charged to income and credited to a valuation account. The amounts included in the allowance for uncollectible accounts receivable at March 31, 2000 and December 31, 1999 were insignificant.

NOTE 9.  TAXES.

     The provision (benefit) for taxes on income is comprised of the following:


                                      For the Three Months Ended
                                               March 31,
                                      --------------------------
                                            2000     1999
                                           ------   ------
                                        (Millions of dollars)
Federal:
 Current...............................    $(0.8)   $ (6.7)
 Deferred..............................      3.7     (17.6)
                                           -----    ------
  Total federal........................      2.9     (24.3)
                                           -----    ------
State:
 Current...............................      0.4       0.0
 Deferred..............................      1.7      (0.1)
                                           -----    ------
  Total state..........................      2.1      (0.1)
                                           -----    ------
Total income tax provision (benefit)...    $ 5.0    $(24.4)
                                           =====    ======

                            VASTAR RESOURCES, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 9.  TAXES - (continued).

     A reconciliation of the income tax provision (benefit) with tax at the federal statutory rate for the specified period is as follows:


                               For the Three Months Ended
                                        March 31,
                               --------------------------
                                     2000       1999
                                    ------     ------
                                  (Million of dollars)
Income (loss) before taxes........   $ 82.4    $ (5.4)
                                     ======    ======
Tax at the statutory rate.........   $ 28.8    $ (1.9)
Increase (reduction) in taxes
 resulting from:
  State income taxes (net
   of federal effect).............      1.3      (0.1)
  Tax credits and other...........    (25.1)    (22.4)
                                     ------    ------
 Income tax provision (benefit)...   $  5.0    $(24.4)
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

                            VASTAR RESOURCES, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 10. LONG-TERM DEBT.

 Long-term debt is comprised of the following:

                                                    March 31,   December 31,
                                                       2000         1999
                                                      ------       ------
                                                     (Millions of Dollars)
8.75% Notes, issued February 1995, due in 2005...      $149.7         $149.6
6.95% Notes, issued November 1996, due 2006*.....        75.0           75.0
6.96% Notes, issued February 1997, due 2007*.....        75.0           75.0
6.39% Notes, issued January 1998, due 2008*......        50.0           50.0
6.50% Notes, issued March 1999, due 2009.........       299.1          299.1
6.00% Putable/Callable Notes, due 2000/2010......       100.0          100.0
Commercial Paper.................................       191.1          226.3
                                                       ------         ------
Total............................................      $939.9         $975.0
                                                       ======         ======

--------------
*    Issuances pursuant to the Medium Term Note Program.

     We received notice that the putable/callable notes will be put to us in April. We will fund the payment of the notes with proceeds obtained from our Commercial Paper Program.

     We had one interest rate swap for $100.0 million outstanding at March 31, 2000 related to the putable/callable notes. The swap will expire simultaneously with the repayment of the putable/callable notes. The swap effectively changes the 6.0 percent fixed rate to a floating rate. The financial impact of settling this swap during the first quarter 2000 was immaterial.

     Our commercial paper and the putable/callable notes due 2000/2010 have been classified as long-term debt in accordance with Statement of Financial Accounting Standards Number 6, "Classification of Short-Term Obligations Expected to Be Refinanced."

     Interest capitalized was $1.8 million for the first quarter of 2000. Interest capitalized during the first quarter of 1999 was immaterial. The increase from period to period resulted from increased Gulf of Mexico deepwater drilling and construction projects.

NOTE 11.  NEW ACCOUNTING STANDARDS.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires us to recognize all of our derivative and hedging instruments in our statements of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, documented and reassessed periodically. On July 7, 1999, the Financial Accounting Standards Board delayed the effective date of SFAS No. 133 for one year. The delay, published as SFAS No. 137, applies to quarterly and annual financial statements. SFAS No. 133, as revised by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We are continuing to evaluate the impact the provisions of these standards will have on us.

                             VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 12.  SUBSEQUENT EVENTS.

     On April 13, 2000, Vastar declared a quarterly dividend of $0.075 per share of common stock, payable on June 1, 2000 to stockholders of record on May 5, 2000.

     On March 16, 2000, BP Amoco p.l.c. advised Vastar's Board of Directors of its intention to acquire, for $71.00 per share, the approximately 17.6 million shares, or 18.1 percent, of Vastar's common stock that are publicly traded. The proposal was conditional on the completion of BP Amoco's acquisition of ARCO. Vastar has formed a special committee of independent directors to evaluate the proposal.

     In connection with the BP Amoco proposal, six lawsuits purporting to be class actions have been filed in the Delaware Chancery Court against Vastar, its directors, ARCO and BP Amoco. Vastar believes these lawsuits are without merit. See Item 1 of Part II of this Form 10-Q for further information.

     On April 18, 2000, the combination of BP Amoco p.l.c. and ARCO was completed. As a result of the combination, BP Amoco indirectly owns, through a subsidiary, 81.9 percent of the Common Stock, par value $0.01 per share, of Vastar, and a change of control of the Company has occurred.

     Simultaneous with the consummation of the merger, the Chairman of the Board of the Company, Michael E. Wiley, and three additional members of the Board of Directors of the Company, Terry G. Dallas, Marie L. Knowles and Donald R. Voelte, Jr., resigned. The Board of Directors thereafter reduced the size of the Board of Directors to five positions which are occupied by the remaining members of the Board of Directors. The Board of Directors also elected Charles D. Davidson as Chairman of the Board. The Board of Directors now consists of the following members: Charles D. Davidson, Chairman, Jimmie D. Callison, Robert C. LeVine, Steven J. Shapiro and William D. Schulte.

     If the completion of the above-described combination of BP Amoco and ARCO resulted in a change of control as such term is defined in an existing agreement between Vastar and Southern Energy, Southern Energy may have a right to purchase Vastar's interest in Southern Company Energy Marketing.

                                    ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS.

     Sales and production volumes and average price statistics for the specified periods were as follows:

                                         Three Months Ended
                                              March 31,
                                        --------------------
                                         2000          1999
                                        ------        ------
Total production (MMcfed)*............    1,455        1,503

Natural gas
 Sales (MMcfd)*.......................    1,388        1,566
 Production (MMcfd)...................    1,054        1,168
 Average sales price (per Mcf)*.......   $ 2.33       $ 1.61
 Average wellhead price (per Mcf).....   $ 2.19       $ 1.62


Crude oil
 Sales (MBbld)*.......................    108.4        118.0
 Production (MBbld)...................     46.0         46.7
 Average realized price (per Bbl)*....   $24.73       $11.16

Natural gas liquids (NGLs)
 Production (MBbld)...................     20.8          9.2
 Average realized price (per Bbl).....   $19.11       $ 8.10

---------------------
*    As generally used in the oil and gas business and in this Form 10-Q, the following terms have the following meanings:

MMcfd    = million cubic feet per day                  MBbld  = thousand barrels per day
Mcf      = thousand cubic feet                         Bbl    = barrel
MMcfed   = million cubic feet equivalent per day
Six Mcf  = one barrel

     In calculating Mcf and Bbl equivalents, we use a generally recognized standard in which one Bbl is equal to six Mcf.

       The following table sets forth the statement of income for the specified period:

                                          Three Months Ended
                                               March 31,
                                         --------------------
                                           2000         1999
                                          ------       ------
                                         (Millions of dollars)
REVENUES
Natural gas
 Sales................................   $ 294.7       $227.1
 Purchases............................     (86.0)       (58.9)
 Delivery expense.....................     (10.0)        (0.6)
                                         -------       ------
   Net sales - natural gas............     198.7        167.6
                                         -------       ------
Crude oil
 Sales................................     258.4        117.5
 Purchases............................    (153.5)       (69.2)
 Delivery expense.....................      (1.4)        (1.4)
                                         -------       ------
  Net sales - crude oil...............     103.5         46.9
                                         -------       ------
NGLs
 Sales................................      43.8          9.2
 Purchases and other costs............      (7.6)        (2.5)
                                         -------       ------
  Net sales - NGLs....................      36.2          6.7
                                         -------       ------
  Net sales and other operating
    revenues..........................     338.4        221.2
Earnings from equity affiliate........       6.5          5.0
Other revenues........................       7.1         13.2
                                         -------       ------
  Net revenues........................     352.0        239.4
                                         -------       ------
EXPENSES
Operating expenses....................      43.0         50.5
Exploration expenses..................      68.6         39.0
Selling, general and administrative
 expenses.............................      13.5         12.7
Taxes other than income taxes.........      15.1          8.8
Depreciation, depletion and
 amortization.........................     114.7        113.3
Interest..............................      14.7         20.5
                                         -------       ------
  Total expenses......................     269.6        244.8
                                         -------       ------
Income (loss) before income taxes.....      82.4         (5.4)
Income tax provision (benefit)........       5.0        (24.4)
                                         -------       ------
  Net income..........................   $  77.4       $ 19.0
                                         =======       ======

FIRST QUARTER 2000 VS. FIRST QUARTER 1999

     Our net income for first quarter 2000 was $77.4 million, up 307 percent, compared to $19.0 million for first quarter 1999. This increase was primarily due to higher average sales prices for all commodities. Total production decreased slightly in first quarter 2000 to 1,455 MMcfed as compared to first quarter 1999.

     Our natural gas sales revenues increased by 30 percent to $294.7 million for first quarter 2000 as compared to first quarter 1999. The increase in revenues was a result of a 45 percent increase in average sales price.

     Our average natural gas wellhead price for first quarter 2000 was $2.19 per Mcf, an increase of 57 cents per Mcf as compared to first quarter 1999. The average price for natural gas sold at Henry Hub, Louisiana (a benchmark from which general natural gas price trends can be analyzed) during first quarter 2000 was $2.55 per Mcf compared to $1.77 per Mcf for first quarter 1999. Our realized price for natural gas did not recognize the full extent of the general market price increase because of (1) a widening of the basis differentials between Henry Hub and the locations where we sold our gas production (effectively lowering the price we received) and (2) a hedging gain in the first quarter 2000 of $2.8 million compared to a $9.8 million gain during the first quarter of 1999.

     Our average natural gas production for first quarter 2000 decreased by 114 MMcfd to 1,054 MMcfd as compared to first quarter 1999. The lower production level was primarily a result of natural field declines and asset sales completed in the last nine months of 1999. We began arresting the natural field declines with our development work on the 23 shelf properties acquired in October 1998.

     Our crude oil sales revenues for first quarter 2000 increased by 120 percent to $258.4 million as compared to first quarter 1999. This increase was due to higher average market prices for first quarter 2000, partially offset by slightly lower volumes available for sale.

     Our average crude oil realized price for 2000 increased $13.57 per Bbl to $24.73 per Bbl as compared to first quarter 1999. The average price for first quarter 2000 for NYMEX-WTI-at-Cushing (a benchmark from which crude oil price trends can be analyzed) was $27.33 per Bbl compared to $11.85 per Bbl for the first quarter 1999. Our realized price for crude oil did not recognize the full extent of the general market price increase primarily because of an $8.6 million hedging loss in the first quarter 2000.

     Net sales revenues for NGLs for first quarter 2000 were $36.2 million, 440 percent higher as compared to first quarter 1999. Our net NGL sales revenues for first quarter 2000 reflect both an increase in commodity prices and an increase in NGL production as compared to first quarter 1999. NGL prices often fluctuate with the price of crude oil, and as crude oil prices increased in 1999, NGL prices generally followed the same trend. As prices improved, the economics of extracting natural gas liquids were more favorable than bypassing the processing plants and selling the wet gas stream as natural gas. As a result, our NGL production improved to 20.8 MBbld in 2000 as compared to 9.2 MBbld in the first quarter 1999.

     Our other revenues for first quarter 2000 were $6.1 million lower as compared to first quarter 1999. The decrease reflects the net gains of $8.5 million associated with the sale of our interest in various oil and gas properties in the first quarter of last year.

     Operating expense for first quarter 2000 was lower when compared to first quarter 1999 due to (1) our sales in 1999 of certain properties with high operating expenses and (2) reducing operating costs at the 23 Gulf of Mexico shelf fields that we acquired in October 1998. Operating expenses were 32 cents per Mcfe in the first quarter of 2000 compared to 37 cents per Mcfe in 1999.

     Total exploration expenses were $68.6 million, $29.6 million higher than first quarter 1999, primarily as a result of higher dry hole expense. Our dry hole expenses for first quarter 2000 were $37.7 million as compared to $5.4 million for first quarter 1999. The increase in dry hole expense was primarily due to two offshore wells (one deepwater well and one shelf well) being decisioned dry in the first quarter 2000. In the first quarter 2000, we decisioned 8 of 14 gross wells as successes. In the first quarter 1999, we decisioned 11 of 14 gross wells as successes.

     Our taxes other than income taxes for the first quarter of 2000 were $6.3 million higher compared to first quarter 1999. The increase is primarily the result of higher commodity prices.

     Our interest expense for the first quarter of 2000 decreased by $5.8 million as compared to the same period last year. The decrease in interest expense was primarily a result of lower average outstanding long-term debt levels in the first quarter 2000 as compared to the first quarter 1999. We capitalized $1.8 million of interest in the first quarter 2000 compared to an immaterial amount of interest in the first quarter 1999.

     We recorded a first quarter 2000 income tax provision of $5.0 million compared to a benefit of $24.4 million for first quarter 1999 primarily due to higher pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES.

     In the first quarter 2000, cash flow provided by operating activities was $233.3 million as compared to $153.6 million for first quarter 1999. This increase was primarily due to higher commodity prices in the first quarter 2000 as compared to the corresponding period last year.

     Net cash used by investing activities in first quarter 2000 was $228.9 million, which was 80 percent higher when compared to first quarter of 1999 as a result of several tactical acquisitions completed in the first quarter of this year along with the deferral of some capital projects in first quarter 1999 because of the low price environment. Proceeds from asset sales were $3.5 million in the first quarter 2000 compared to $13.9 million received in the first quarter of 1999.

The following table summarizes our capital investments for the comparative periods.
                                                    For the Three Months Ended
                                                               March 31,
                                                     ---------------------------
                                                           2000           1999
                                                          ------         ------
                                                          (Millions of dollars)
Exploratory drilling................................      $ 52.5         $ 46.6
Development drilling................................        89.8           58.2
Property acquisitions...............................        57.2           17.4
Other additions.....................................        31.2           19.6
                                                          ------         ------
Total additions to property, plant and equipment....       230.7          141.8
Geological and geophysical..........................        10.6           14.1
                                                          ------         ------
 Total capital program..............................      $241.3         $155.9
                                                          ======         ======

     Our planned 2000 capital-spending program is $850 million, a 28 percent increase over the $664 million in capital investments made during 1999.

     Cash flows used by financing activities were $40.2 million in the first quarter 2000, which included a $35.1 million net decrease in long-term debt.

     Vastar's ratio of earnings to fixed charges was 5.7 for the three months ended March 31, 2000, and 0.8 for the three months ended March 31, 1999. This ratio was computed by dividing earnings by fixed charges. For this calculation, earnings include income before income taxes and fixed charges. Fixed charges include interest, amortization of debt expenses and the estimated interest component of rental expense.

RISK MANAGEMENT AND MARKET-SENSITIVE INSTRUMENTS.

     The following discussion of our risk-management activities includes "forward-looking statements" that involve various uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Refer to the "Cautionary Statement for Purposes of the Private Litigation Reform Act of 1995" in Items 1 and 2 of our annual report Form 10-K for the year ended December 31, 1999.

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

     As a result of all of our hedging transactions for natural gas and crude oil, we realized a pre-tax loss of approximately $6.8 million in first quarter 2000 compared to a pre-tax gain of approximately $9.8 million in first quarter 1999.

     The following table summarizes our open crude oil hedging positions as of March 31, 2000:

                                              Average   Weighted Average
   Financial Instrument      Time Period       Volume    Prices per Bbl
   --------------------   ----------------   --------   ---------------
   Collars                April - Dec 2000   22 MBbld   $18.83 - $23.34
   Puts Sold              April - Dec 2000   22 MBbld   $         15.83

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

     The fair value (our unrealized pre-tax gain or loss) for our 2000 hedged transactions in place as of March 31, 2000 was a $19.2 million loss for crude oil. This hypothetical gain/loss is calculated based on brokers' forward price quotes and NYMEX forward price quotes as of March 31, 2000, which, for the remainder of year 2000, averaged $26.26 per Bbl for crude oil. The actual gains or losses we will realize from our hedge transactions may vary significantly due to the fluctuation of prices in the commodity markets. For example, a hypothetical 10 percent increase in the forward price quotes would increase the unrealized loss for crude oil hedges by approximately $12.2 million. In order to calculate the hypothetical gain/loss, the relevant variables are (1) the type of commodity, (2) the delivery price and (3) the delivery location. We do not take into account the time value of money because of the short-term nature of our hedging instruments. These calculations may be used to analyze the gains and losses we might realize on our financial hedging contracts and do not reflect the effects of price changes on our actual physical commodity sales. During the first quarter of 2000, natural gas prices fluctuated between $2.14 per Mcf and $2.94 per Mcf (Henry Hub), and crude oil prices fluctuated between $24.23 per Bbl and $34.13 per Bbl (NYMEX-WTI-at-Cushing).

     We also have long-term natural gas sales contracts with certain cogeneration facilities. Approximately 62 MMcfd of the approximately 87 MMcfd of natural gas volumes related to these contracts are for a fixed price of approximately $2.45 per Mcf for the remainder of 2000. In July 1999, we entered into agreements with an unrelated third party that have the effect of monetizing the remaining 25 MMcfd. As of March 31, 2000 these contracts have a remaining average life of approximately 11 years.

     During first quarter 2000, our long-term sales commitments did not exceed the total of our proprietary production and other natural gas production controlled by us through call rights with third-party producers and marketing agreements with royalty owners.

     Our borrowings under our Commercial Paper Program and $1.1 billion committed bank line of credit are subject to interest rate risk. Assuming the principal amount of our borrowings remains unchanged, higher interest rates would increase our interest expense. For example, a 10 percent increase in the London Interbank Offered Rate (a benchmark pursuant to which the Company's interest rates may be set) would have increased our first quarter 2000 interest expense by $1.1 million.

     We had one interest rate swap for $100.0 million outstanding at March 31, 2000 related to our putable/callable notes. This swap will terminate in April 2000. The swap effectively changes the 6.0 percent fixed rate to a floating rate. The financial impact of settling this swap during the first quarter 2000 was immaterial.

NEW ACCOUNTING STANDARDS.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires us to recognize all of our derivative and hedging instruments in our statements of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, documented and reassessed periodically. On July 7, 1999, the Financial Accounting Standards Board delayed the effective date of SFAS No. 133 for one year. The delay, published as SFAS No. 137, applies to quarterly and annual financial statements. SFAS No. 133, as revised by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We are continuing to evaluate the impact the provisions of these standards will have on us.



                                    ITEM 3.
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management and Market-Sensitive Instruments" in this Form 10-Q.



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

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

     On March 17, 2000, six purported class action suits were filed in New Castle County, Delaware Chancery Court against Vastar Resources, Inc., Atlantic Richfield Company, BP Amoco p.l.c., and Vastar's nine individual directors. The suits are each brought by individual Vastar stockholders on behalf of a purported class of all Vastar minority stockholders. The suits allege that BP Amoco's proposed tender offer price for Vastar's minority shares is inadequate. The suits generally seek class action certification, an injunction against BP Amoco's tender offer as it is presently proposed, rescission or rescissory damages, other monetary damages, and attorney fees and court costs. The suits are Giarraputo vs. Callison, et al., No. 17888-NC; Vogel vs. Callison, et al., No. 17890-NC; Rothe vs. Vastar Resources, et al., No. 17891-NC; Fischbein vs. Callison, et al., No. 17894-NC; Turner vs. Callison, et al., No. 17895-NC; and Phares vs. Callison, et al., No. 17896-NC. Vastar and its nine directors have been officially served in two of the six suits, Giarraputo and Rothe. Vastar believes that these lawsuits are without merit.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         12   Computation of Ratio of Earnings to Fixed Charges
         27   Financial Data Schedule

    (b)  Reports on Form 8-K.

           Date of Report      Item No.   Financial Statements
           --------------      --------   --------------------
           April 18, 2000         1,5             None

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VASTAR RESOURCES, INC.
                                              (Registrant)


Dated: April 20, 2000                          /s/ Joseph P. McCoy
                                       ------------------------------
                                       Joseph P. McCoy
                                       Vice President and Controller
                                       (Duly Authorized Officer and
                                       Principal Accounting Officer)

Exhibit Index

Exhibit
No.                      Description

12                       Computation of Ratio of Earnings to Fixed Charges
27                       Financial Data Schedule