Form 10-K/A
period 1999-12-31
VASTAR RESOURCES INC
filed 2000-05-01
CIK 918252

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

                               ----------------

                                  (Mark One)

 [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

 [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the transition period from      to

                        Commission file number 1-13108

                            Vastar Resources, Inc.
            (Exact name of registrant as specified in its charter)

                               ----------------


                 Delaware                               95-4446177
      (State or other jurisdiction of      (I.R.S. Employee identification No.)
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the registrant's common equity held by non-affiliates on April 18, 2000, based on the closing price on the New York Stock Exchange composite tape on that date of $77 13/16, was $1,375,976,490.

   As of April 18, 2000, there were 97,697,387 shares of Common Stock outstanding.

   The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as set forth in the pages attached hereto:

                       Part III, Items 10, 11, 12 and 13

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

                              BOARD OF DIRECTORS

   On April 18, 2000, the combination of BP Amoco p.l.c. ("BP Amoco") and Atlantic Richfield Company ("ARCO") was completed (the "Combination"). As a result of the Combination, BP Amoco indirectly owns, through a subsidiary,
81.9 percent of our common stock and a change of control of Vastar Resources, Inc. ("Vastar" or the "Company") has occurred.

   Simultaneous with the consummation of the Combination, the Chairman of the Board of Vastar, Michael E. Wiley, and three additional members of the board of directors of Vastar, Terry G. Dallas, Marie L. Knowles and Donald R. Voelte, Jr., resigned. The board of directors thereafter reduced the size of the board of directors to five positions which are occupied by the remaining members of the board of directors. The board of directors also elected Charles
D. Davidson as Chairman of the Board. As of the date hereof, the board of directors consists of the following members: Charles D. Davidson, Chairman, Jimmie D. Callison, Robert C. LeVine, Steven J. Shapiro and William D. Schulte.

   On March 16, 2000, BP Amoco advised Vastar's board of directors of its intention to acquire, for $71.00 per share, the approximately 17.7 million shares, or 18.1 percent, of Vastar's common stock that are publicly traded. The proposal was conditional on the completion of the Combination. Vastar has formed a special committee of independent directors to evaluate the proposal. On April 25, 2000, Vastar's board of directors voted unanimously to postpone the Annual Meeting of Stockholders scheduled for May 17, 2000. A new meeting date has not been set.

   Set forth below is certain information about our directors as of April 18, 2000. The information includes the director's:

    .  age;

    .  present position, if any, with Vastar;

    .  period served as a director; and

    .  other business experience during the past five or more years.

Jimmie D. Callison, 67

 Director

   Mr. Callison has been a director since January 1995. He served as Vice President of Schlumberger Limited from 1989 to 1995, President of Dowell Schlumberger Incorporated from 1987 to 1988, and Executive Vice President of Dowell Schlumberger Incorporated from 1984 to 1989. He joined the Dowell Division of the Dow Chemical Company (which later became Dowell Schlumberger) in 1957.

Charles D. Davidson, 50

 Chairman of the Board, President and Chief Executive Officer

   Mr. Davidson was elected Chairman of the Board on April 18, 2000. He was elected President and Chief Executive Officer in March 1997 and has been a director since March 1994. From September 1993 to March 1997, he served as a Senior Vice President. From December 1992 to October 1993, he was Senior Vice President of the Eastern District for ARCO Oil and Gas Company. From 1988 to December 1992, he held various positions with ARCO Alaska, Inc. Mr. Davidson joined ARCO in 1972.

Robert C. LeVine, 67

 Director

   Mr. LeVine has been a director since July 1994. Mr. LeVine has been a private investor since his retirement in February 1993 from the position of Managing Director for J.P. Morgan Investment Management, Inc., which he held from 1981 to 1993. He served as First Vice President of the Energy Group for E.F. Hutton & Co. from 1974 to 1981; as a Vice President and oil analyst for Wertheim & Co. from 1972 to 1974; and as Manager, Investor Relations for ARCO from 1969 to 1972.

William D. Schulte, 67

 Director

   Mr. Schulte has been a director since July 1994. Mr. Schulte has been a private investor since his retirement from the position of Vice Chairman of KPMG, LLP on December 31, 1990 where he served as Vice Chairman--Western Region from 1986 to 1990 and as Managing Partner of the Los Angeles office from 1979 to 1986. He joined KPMG in 1961. Mr. Schulte is also a director of Washington Mutual, Inc.

Steven J. Shapiro, 48

 Senior Vice President, Chief Financial Officer and Director

   Mr. Shapiro has been Senior Vice President and Chief Financial Officer since December 1993 and a director since January 1994. He was also Treasurer from January 1994 to December 1995. He was the President of ARCO Coal Australia, Inc. from October 1991 to December 1993. Previously, he held the position of Vice President of Planning of ARCO from 1990 to October 1991. From 1988 to 1990, he was Assistant Treasurer for ARCO, serving in both Los Angeles and London. Mr. Shapiro joined ARCO in 1977.

   Each of the above-listed directors was elected at our May 19, 1999 annual stockholders' meeting, to serve until the next annual meeting of stockholders or until a successor is duly elected or his resignation or removal.

                              EXECUTIVE OFFICERS

   Information regarding our executive officers is included in Part I of our Annual Report on Form 10-K. Such information is hereby incorporated by reference into this Item 10 and is correct as of the date hereof except for as follows. Mr. Strode resigned from the Company on March 18, 2000. Mr. Wiley resigned from the Company on April 18, 2000. Mr. Davidson was elected to the additional position of Chairman of the Board on April 18, 2000.


            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Section 16(a) of the Securities Exchange Act of 1934 requires certain of our officers and directors, and persons who own more than 10 percent of a registered class of Vastar's equity securities, to file reports of ownership and changes in ownership with the SEC and with the New York Stock Exchange. These reports are made on SEC Forms 3, 4 and 5. Such officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

   On the basis of reports and representations submitted by our directors, executive officers and more than 10 percent stockholders, all Forms 3, 4 and 5 showing ownership of and changes of ownership in our equity securities during 1999 were timely filed with the SEC as required by Section 16(a) of the Exchange Act, except that Michael E. Wiley may have missed 11 filing deadlines relating to a total of approximately 20 shares acquired by him from time to time pursuant to the automatic dividend reinvestment feature of the ARCO Capital Accumulation Plan. Mr. Wiley was Vastar's Chairman of the Board until his resignation on April 18, 2000.

ITEM 11. Executive Compensation

                      COMPENSATION OF EXECUTIVE OFFICERS

   The following table describes the compensation paid to Mr. Davidson and the top four highest-paid executive officers of Vastar, other than Mr. Davidson, in 1997, 1998 and 1999.

                          Summary Compensation Table

                                                              Long Term
                                                             Compensation
                                 Annual Compensation            Awards
                         ----------------------------------- ------------
                                                              Securities
                                                Other Annual  Underlying   All Other
        Name and               Salary   Bonus   Compensation    Vastar    Compensation
   Principal Position    Year  ($)(1)    ($)        ($)      Options (#)     ($)(2)
   ------------------    ---- -------- -------- ------------ ------------ ------------
          (a)             (b)    (c)      (d)        (e)          (g)          (i)
Charles D. Davidson..... 1999 $423,385 $529,000   $63,886       52,075      $ 61,688
 Chairman of the Board,
  President              1998 $383,077 $364,000   $27,125       60,530      $ 54,375
 and Chief Executive
  Officer                1997 $328,923 $282,000   $12,008       51,000      $ 51,010
Steven J. Shapiro....... 1999 $270,847 $238,000   $38,655       17,350      $ 51,082
 Senior Vice President
  and                    1998 $256,731 $170,000   $18,200       22,000      $ 46,272
 Chief Financial Officer 1997 $264,356 $188,000   $10,625       18,000      $ 54,010
Phillip A. Gobe......... 1999 $250,770 $227,500   $21,638       20,250      $ 41,178
 Senior Vice
  President(3)(4)        1998 $237,969 $155,000   $10,341       22,000      $ 38,591
                         1997 $240,046 $124,000   $60,055       23,000      $107,594
Robert P. Strode........ 1999 $238,077 $227,500   $ 8,709       17,350      $ 35,690
 Former Senior Vice
  President(4)(5)        1998 $229,616 $160,000   $ 4,932       22,000      $ 33,432
                         1997 $217,573 $112,000   $49,662       34,500      $ 97,073
Albert D. Hoppe......... 1999 $215,847 $150,000   $13,962        8,675      $ 38,629
 Vice President, General 1998 $201,731 $100,000   $ 6,470       11,000      $ 35,642
 Counsel and Secretary   1997 $207,147 $ 96,000   $ 4,626        9,000      $ 42,520

--------
(1) Salary is paid bi-weekly. There were 27 paydays in 1997 and 26 in each of 1998 and 1999. The apparent reduction in salary in 1998 for Messrs. Hoppe, Gobe and Shapiro is a result of there being one additional bi-weekly payday in 1997 than in 1998.
(2) The table below itemizes each of the items included in the "All Other Compensation" column. The items are:
  . Contributions to the Executive Supplementary Savings Plan;
  . Incremental premiums paid for the Executive Medical Plan above a base amount provided to all employees;
  . Reimbursements for financial counseling services;
  . Imputed income in respect of benefits under the Long-Term Disability
    Plan; and
  . The value of insurance premiums paid under the Executive Life Insurance
    Plan.

                                                           Disability
                                                              Plan
                         Supplementary Medical  Financial   Imputed     Life
         Name       Year Savings Plan  Premiums Counseling   Income   Insurance
         ----       ---- ------------- -------- ---------- ---------- ---------
   Mr. Davidson.... 1999    $33,870     $6,288   $   500     $4,425    $16,605
                    1998    $30,646     $7,469   $   971     $4,409    $10,880
                    1997    $26,314     $8,554   $   500     $3,841    $11,801
   Mr. Shapiro..... 1999    $21,668     $6,288   $ 6,200     $3,479    $13,447
                    1998    $20,539     $7,469   $ 6,200     $3,138    $ 8,926
                    1997    $21,149     $8,554   $11,150     $2,803    $10,354
   Mr. Gobe........ 1999    $20,062     $6,288   $ 6,200     $2,523    $ 6,105
                    1998    $19,037     $7,469   $ 6,200     $1,932    $ 3,953
                    1997    $18,550     $8,918   $ 8,400     $1,473    $ 4,232
   Mr. Strode...... 1999    $19,046     $6,288   $ 3,250     $2,252    $ 4,854
                    1998    $18,369     $7,469   $ 3,250     $1,655    $ 2,689
                    1997    $17,161     $8,909   $ 3,250     $1,145    $ 2,652
   Mr. Hoppe....... 1999    $17,268     $6,288   $ 4,200     $2,086    $ 8,787
                    1998    $16,139     $7,469   $ 4,200     $1,813    $ 6,021
                    1997    $16,572     $8,554   $ 9,040     $1,643    $ 6,711

(3) Mr. Gobe began his employment with Vastar in May 1997. Generally, compensation reported on this chart prior to his Vastar employment was paid by ARCO for his services to ARCO.

(4) The "All Other Compensation" amounts in 1997 for Messrs. Gobe and Strode also include $66,021 of miscellaneous moving expenses for Mr. Gobe and $63,956 of executive foreign service and relocation expenses for Mr. Strode.

(5) Mr. Strode began his employment with Vastar in late February 1997. Generally, compensation reported on this chart prior to his Vastar employment was paid by ARCO for his services to ARCO. Mr. Strode resigned from the Company on March 18, 2000.

                                 STOCK OPTIONS

   The compensation subcommittee of the board of directors granted stock options under Vastar's Executive Long-Term Incentive Plan, as amended ("LTIP"), to our officers and key employees at its meeting on March 1, 2000. The following table shows the stock options granted to Mr. Davidson and the four highest-paid executive officers, other than Mr. Davidson, for their 1999 performance.

                         Vastar Option Grants for 1999



                                           Individual Grants
                         ----------------------------------------------------- Potential Realizable Value
                          Number of                                              at Assumed Annual Rates
                         Securities   Percent of Total  Exercise               of Stock Price Appreciation
                         Underlying  Options Granted to Or Base                      for Option Term
                           Options    Vastar Employees   Price    Expiration   ---------------------------
          Name           Granted (#)      for 1999       ($/Sh)      Date           5%            10%
------------------------ ----------- ------------------ -------- ------------- ------------- -------------
          (a)                (b)            (c)           (d)         (e)           (f)           (g)
Mr. Davidson............   52,075           13.3%        $54.75  March 1, 2010 $   1,793,046 $   4,543,929
Mr. Shapiro.............   17,350            4.4%        $54.75  March 1, 2010 $     597,395 $   1,513,916
Mr. Gobe(1).............   17,350            4.4%        $54.75  March 1, 2010 $     597,395 $   1,513,916
Mr. Strode(2)...........   17,350            4.4%        $54.75  March 1, 2010 $     597,395 $   1,513,916
Mr. Hoppe...............    8,675            2.2%        $54.75  March 1, 2010 $     298,698 $     756,958

--------
(1) The compensation subcommittee of the board of directors also granted Mr. Gobe 2,900 stock options on December 7, 1999 under the LTIP. These options were granted to resolve an inequity relating to his forfeiture of certain restricted stock granted to him by his former employer, ARCO, resulting from his agreement to join Vastar in 1997. These stock options represented 0.7% of the total options granted to Vastar employees for 1999, have an exercise price of $53.28 and expire on December 7, 2009. The potential realizable values for these options at 5 and 10 percent compound annual rates of stock price appreciation for the option term are $97,174 and $246,258, respectively.
(2) Mr. Strode resigned from the Company on March 18, 2000. As a result, the stock options set forth on this table for Mr. Strode were cancelled.

   Our LTIP stock options are ten-year options which can be exercised in 25 percent annual increments beginning on the first anniversary of the date of grant. Each stock option is accompanied by a tax withholding right which will allow us to withhold a portion of the common stock due to an executive on the exercise of a stock option to pay any taxes which may be due. If the grantee terminates his or her employment for reasons other than immediate retirement, long-term disability or death, stock options that have been held for less than one year or have not yet become exercisable are cancelled and stock options which are exercisable on the date of termination of employment and which have been held for more than one year are exercisable for 90 days after termination of employment, unless, in each case, we determine otherwise. All stock options set forth above automatically became exercisable on April 18, 2000 as a result of the change of control of Vastar that occurred on the completion of the Combination.

   The last two columns on the right of the table present the hypothetical future value of Vastar common stock which might be received on the exercise of the stock options, net of the option's exercise price. The hypothetical value is based on the assumption that the market price of our common stock will appreciate at a 5 and 10 percent compound annual rate over the ten-year term of the options. The market price of our common stock on the March 1, 2000 grant date was $54.75, and the future price of our common stock using these same 5 and 10 percent compound annual rates over ten years would be $89.18 and $142.01. The 5 and 10 percent rates of stock price appreciation are examples prepared in accordance with SEC regulations and do not necessarily reflect our assessment of our future stock price performance. These hypothetical values presented do not necessarily indicate the value of the stock options.

   The table below shows the number of stock options exercised in 1999 by the executive officers listed below and the value received on exercise. The table also shows the number and value of the remaining stock options held by each officer and indicates whether or not the stock options were exercisable on December 31, 1999.

                  Aggregated Vastar Stock Option Exercises in
                        1999 and Year-End Option Values
                           (As of December 31, 1999)

                                                                           Value of In-the-Money
                          Shares              Number of Unexercised         Unexercised Options
                         Acquired              Options at Year-End             At Year-End(1)
                            on     Value   ---------------------------- ----------------------------
                         Exercise Realized Exercisable Unexercisable(2) Exercisable Unexercisable(2)
          Name             (#)      ($)        (#)           (#)            ($)           ($)
          ----           -------- -------- ----------- ---------------- ----------- ----------------
Mr. Davidson............  11,300  $590,375   149,148       118,405      $4,271,604     $2,487,435
Mr. Shapiro.............  17,811  $546,605   151,748        51,325      $4,285,639     $1,144,847
Mr. Gobe................   7,000  $200,062         0        40,900      $        0     $  767,647
Mr. Strode(3)...........   5,000  $182,844     7,000        43,750      $  162,719     $  932,266
Mr. Hoppe...............  27,154  $925,213    25,542        25,662      $  619,535     $  572,423

--------
(1) The fair market value of Vastar Common Stock on December 31, 1999 was $59.00 per share.
(2) On April 18, 2000, the Combination of BP Amoco and ARCO was completed. As a result of the Combination, BP Amoco owns, through a subsidiary, 81.9 percent of our common stock, a change of control of Vastar has occurred and all of the stock options set forth in this column became exercisable.
(3) Mr. Strode resigned from the Company on March 18, 2000 and on such date 29,625 of his stock options reported in this chart as unexercisable on December 31, 1999 were cancelled.

                     ESTIMATED VASTAR RETIREMENT BENEFITS

   The following table shows estimated combined annual pension benefits payable to officers and other key employees, assuming retirement on January 1, 2000, at age 65 under the provisions of our Retirement Plan and Supplementary Executive Retirement Plan.

                              Pension Plan Table

                          Approximate annual benefit
                   for years of membership service indicated

                                           15      20      25      30      35
Remuneration                              Years   Years   Years   Years   Years
------------                             ------- ------- ------- ------- -------
$1,200,000.............................. 275,947 367,930 459,912 551,894 643,877
 1,100,000.............................. 252,847 337,130 421.412 505,694 589,977
 1,000,000.............................. 229,747 306,330 382,912 459,494 536,077
   900,000.............................. 206,647 275,530 344,412 413,294 482,177
   800,000.............................. 183,547 244,730 305,912 367,094 428,277
   700,000.............................. 160,447 213,930 267,412 320,894 374,377
   600,000.............................. 137,347 183,130 228,912 274,694 320,477
   500,000.............................. 114,247 152,330 190,412 228,494 266,577
   400,000..............................  91,147 121,530 151,912 182,294 212,677
   300,000..............................  68,047  90,730 113,412 136,094 158,777
   200,000..............................  44,947  59,930  74,912  89,894 104,877
   100,000..............................  21,847  29,130  36,412  43,694  50,977

   We calculate retirement benefits by averaging the participant's highest three consecutive years of base salary plus incentive bonuses. You can find base salary and bonuses in columns (c) and (d) of the Summary Compensation Table which appears previously in this Form 10-K/A.

   The amounts shown above are based on the following assumptions:

   .  That the participant retires on January 1, 2000;

  . That the retirement benefit will be paid for the life of the participant with a guaranteed minimum payment period of 60 months; and

   .  The participant was 65 on January 1, 2000.

The amount of the retirement benefit would change if the payment were made under any other form permitted by the retirement plans or if the participant's retirement occurs after January 1, 2000. The benefits shown are not subject to deduction for Social Security benefits or other offset amounts. See the information presented on pages 9 and 10 hereof with respect to retirement benefits payable upon certain terminations of employment after a change of control.

   As of December 31, 1999, the credited years of service under these plans for the following executive officers were:

   .  Mr. Davidson--27 years, 7 months;
   .  Mr. Shapiro--22 years, 6 months;
   .  Mr. Gobe--24 years, 0 months;
   .  Mr. Strode--20 years, 1 month; and
   .  Mr. Hoppe--23 years, 4 months.

                           COMPENSATION OF DIRECTORS

Directors' Fees

   Directors who are employees of Vastar or its affiliates do not receive fees or additional compensation for service as members of the board or any board committee. Directors who are not officers or employees of Vastar or its affiliates receive an annual retainer of $25,000, plus $1,000 for each board or committee meeting attended, and receive reimbursement for travel and other related expenses incurred in attending such meetings. In addition, each of these directors who serves as a committee chair receives an additional retainer of $5,000 per year. Director status does not entitle a person to participate in our employee stock option or other employee benefit plan programs. Vastar officers who are directors are eligible to participate in these programs as a result of their status as Vastar officers and employees. Directors who are not officers or employees of Vastar or its affiliates may participate in the plans described below which are administered by director plan committees selected by the board of directors. The members of these director plan committees are not members of the board of directors.

   Messrs. LeVine, Schulte and Callison, who are not employees of Vastar or its affiliates, were elected to a special committee of independent directors which has been charged with the responsibility of evaluating the proposal made by BP Amoco to acquire, for $71.00 per share, the approximately 17.7 million shares, or 18.1 percent, of Vastar's common stock that are publicly traded. Mr. LeVine, as Chairman of the special committee, will receive $45,000 for his service on the special committee and Messrs. Schulte and Callison will each receive $40,000.

Stock Option Plan for Outside Directors

   This plan provides that each newly elected director who is not an officer or employee of Vastar or its affiliates will be granted ten-year nonqualified stock options to purchase 5,000 shares of common stock. For directors who were elected prior to our initial public offering in 1994, the exercise price for these options is $28.00 per share, which was the initial public offering price for our common stock. For directors elected after our initial public offering, the exercise price is the fair market value of common stock on their election date. The total number of shares of common stock that can be issued under this plan is 75,000. No stock options may be granted under the plan after December 31, 2004.

Deferral Plan for Outside Directors

   This plan permits directors who are not officers or employees of Vastar or its affiliates to defer up to 100 percent of their annual retainer and board meeting fees and any committee chair and committee meeting fees. Interest accrued in 1999 on deferrals made under the plan totaled $20,726 for Mr. LeVine and $16,718 for Mr. Callison. Mr. Schulte does not maintain a deferral account under the plan.

Retirement Plan for Outside Directors

   Under this plan, directors who are not officers or employees of Vastar or its affiliates and who have completed 36 months of service as a member of the board are eligible to receive a retirement benefit. The benefit is payable at age 65 or on retirement from the board of directors, whichever is later. The normal form of this benefit is a monthly allowance equal to one-twelfth of the director's annual retainer. After retirement, this benefit will be paid to the director for the same number of months as the director served on the board. However, directors who have served for 180 or more months prior to retirement are entitled to this monthly benefit for life. A death benefit equal to 50 percent of the director's accrued benefit, with a maximum of 180 months, is payable to a deceased director's designated beneficiary.

                      CHANGE OF CONTROL ARRANGEMENTS(/1/)

   The board of directors has adopted certain arrangements that apply generally to employees, including Mr. Davidson and the other top three highest-paid executive officers(/2/) of Vastar, which become operative only upon a change of control of Vastar.(/3/) On April 18, 2000, the Combination of BP Amoco and ARCO was completed. As a result of the Combination, BP Amoco indirectly owns, through a subsidiary, 81.9 percent of the common stock of Vastar and a change of control of Vastar has occurred.

   Upon the closing of the Combination, all stock options granted to Vastar's employees (including Mr. Davidson and the three other highest-paid executive officers(/2/) of Vastar) under our Executive Long-Term Incentive Plan, as amended, which were not exercisable became exercisable.

   Also, if any Vastar employee who has been employed by us for two years or more is terminated under specified conditions(/4/) within two years following a change of control, the employee will be entitled to severance, enhanced retirement and welfare benefits. Calculation of the actual benefit payable is derived from a formula that is based on several components of annual compensation and the employee's position with the Company. Specifically, under the severance program, Messrs. Davidson, Gobe, Hoppe and Shapiro would receive a Basic Severance Payment and, if applicable, a Supplemental Severance Payment. Their Basic Severance Payment is a cash allowance equal to 1 1/2 weeks of base pay per year of service with a minimum of 6 weeks of base pay and a maximum of 36 weeks of base pay. In addition, if their Basic Severance Payment and the value of the 5+5 Enhancement (described below) is less than 3 times base pay plus bonus(/5/) (for Messrs. Davidson, Gobe and Shapiro) or 2 times base pay plus bonus (for Mr. Hoppe), these officers will also be entitled to a Supplemental Severance Payment so that the total of their Basic Severance Payment plus the value of the 5+5 Enhancement plus the Supplemental Severance Payment will equal 3 times or 2 times base pay plus bonus (or the Basic STAP(/6/) if greater), as applicable. In addition, these officers would receive (i) for the calendar year in which termination of employment occurs, an amount equal to 50 percent of their target bonus under our Annual Incentive Plan for that year, if termination occurs in the first six months of the year, or 100 percent of their target bonus for that year, if termination occurs within the second six months of the year, and (ii) a payment from us for the amount of any excise tax liability imposed pursuant to Internal Revenue Code
Section 4999 with respect to any benefits paid to them in connection with a change of control.

   A Subsequent Change of Control (as defined in the footnote below) would restart the two year benefit trigger window described above. Also, the bonus target under the Annual Incentive Plan described above will be paid within sixty days of the Subsequent Change of Control as follows (regardless of whether a termination of employment has occurred): (i) if the Subsequent Change of Control occurs within the first six months of the calendar year 50 percent of the target bonus will be paid, and (ii) if the Subsequent Change of Control occurs in the second six months of the calendar year, 100 percent of the target bonus will be paid.

   In addition, if employment is terminated after a change of control under the circumstances described above, each of Messrs. Davidson, Gobe, Hoppe and Shapiro would be entitled to a 5+5 Enhancement to their benefits under the Vastar Retirement Plan and the Supplemental Executive Retirement Plan. Under the 5+5 Enhancement, the retirement benefit of each employee who participates in Vastar's Retirement Plan and, if applicable, the Supplemental Executive Retirement Plan, including Messrs. Davidson, Gobe, Hoppe and Shapiro, would be adjusted so that they will be credited with an additional five years of service to their years of service and their age will be deemed to be their actual age plus five years of age. These retirement calculations will be based upon the greater of the average of the participant's highest consecutive three years of annual base pay since December 31, 1978 or his or her final base pay as of the date of such participant's termination of employment.

   Messrs. Davidson, Gobe and Shapiro would also receive welfare benefit coverage upon termination of employment under the circumstances described above pursuant to the Vastar-sponsored health, dental and life insurance programs for 36 months. Under this program, Mr. Hoppe would receive 24 months of coverage.

--------
(1) This brief description of various provisions of some of the Company's benefit plans is qualified in its entirety by reference to the full text of the plans.

(2) Mr. Strode resigned from the Company on March 18, 2000. As a result, he is not entitled to any of the change of control benefits described in this section.

(3)  A "change of control" is defined as any one of seven events:

  . The Incumbent Directors (individuals who, as of March 5, 1998, constituted our board of directors and directors who are recommended or approved by a majority of the then-Incumbent Directors) cease for any reason to constitute a majority of our board of directors at the end of any 12-month period;

  . Consummation of a merger, reorganization or sale of all or substantially all of our assets, except:

    . when all or substantially all of our stockholders prior to the transaction retain more than a 60 percent ownership of the resulting entity in substantially the same proportions as their ownership prior to the transaction;

    .  there is no new 20 percent (or larger percent) stockholder; and

    . at least a majority of the board of directors of the resulting entity were Incumbent Directors;

  . Parent Company reduces its ownership in Vastar below 50 percent and another entity acquires 20 percent or more of Vastar;

  . Parent Company initiates a tender offer for all or substantially all of our common stock or otherwise attains an ownership interest in Vastar of more than 85 percent;

  . our stockholders approve a complete liquidation or dissolution of Vastar;

  . a change of control of ARCO occurs as defined in the ARCO 1985 Executive Long-Term Incentive Plan; or

  . a Subsequent Change of Control.

A change of control under ARCO's 1985 Long-Term Incentive Plan is defined as any one of four events: (1) any person or group (other than ARCO or its benefit plans) acquires 25 percent of ARCO's then-outstanding voting securities other than pursuant to an acquisition from ARCO of up to 40 percent that is approved by ARCO's board of directors; (2) Incumbent ARCO Directors (directors as of July 28, 1997 and directors recommended or approved by a majority of then-Incumbent ARCO Directors) no longer comprise a majority of the board; (3) consummation of a merger, reorganization or sale of substantially all ARCO's assets, provided that if such shareholders constitute over 60 percent of the shareholders of the resulting entity and Incumbent ARCO Directors comprise a majority of the board of directors of, and no person owns 25 percent or more of the resulting entity, then such event will not be deemed a change of control; and (4) shareholder approval of a plan of complete liquidation of ARCO.

A Subsequent Change of Control is defined as a change of control which occurs after the consummation of a transaction constituting a change of control. Parent Company means ARCO, until the consummation of the Combination between BP Amoco and ARCO, and BP Amoco, after the consummation of the Combination.

The above definitions are summaries. Reference is made to our Executive Long-Term Incentive Plan and all amendments and restatements thereof filed with the SEC for the complete text of the plan.

(4)  Such conditions require that the termination of employment be:

 (i) an involuntary termination of employment, other than for Cause, or

 (ii) a voluntary termination a result of:

  (A) a ten percent or more reduction in base pay, or a ten percent or more reduction in base pay plus target bonus;

  (B)  certain required relocations; or

  (C) with respect to certain Vastar executives (which includes Mr. Davidson, Gobe, Hoppe and Shapiro), a demotion to a lesser job.

(5) For this purpose, bonus means the higher of the average bonus paid to the executive over the last three years or the executive's most recent bonus prior to the change of control.

(6) Basic STAP means a cash allowance equal to 3 weeks of base pay per year of service with a minimum of 12 weeks and a maximum of 72 weeks.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   During 1999, the members of our compensation committee were Michael E. Wiley, Chair, and Terry G. Dallas, Robert C. LeVine and William D. Schulte. During 1999, the members of our compensation subcommittee were Mr. LeVine, Chairman, and Mr. Schulte. Except for Mr. Wiley, none of these persons are or have ever been officers or employees of Vastar. Mr. Wiley was the President and Chief Operating Officer of ARCO until his resignation on April 18, 2000. In addition, Mr. Wiley, as Chairman of the Board of Vastar, was, until his resignation on April 18, 2000, an ex officio officer of Vastar under its bylaws and was Vastar's President and Chief Executive Officer until he resigned on March 31, 1997. Mr. Wiley received no compensation from Vastar and was not eligible to participate in any of our benefit plans as a result of his serving as Chairman of the Board. As of April 18, 2000, Mr. Wiley held 350,403 stock options granted to him under Vastar's employee stock option plans when he was an officer and employee of Vastar. At the time he received those stock options, he was not a member of the compensation committee or the compensation subcommittee. The following former Vastar directors held the following positions at ARCO until their respective resignations on April 18, 2000: Mr. Dallas, Senior Vice President and Treasurer; Mrs. Knowles, Executive Vice President and Chief Financial Officer; and Mr. Voelte, Executive Vice President. As of April 18, 2000, the members of our compensation committee were Mr. Schulte, Chair, and Mr. LeVine. As of April 18, 2000, the members of our compensation subcommittee were Mr. LeVine, Chair, and Mr. Schulte.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

                         SECURITY OWNERSHIP OF CERTAIN
                               BENEFICIAL OWNERS

   On April 18, 2000, the only person known to us to own more than 5 percent of our common stock is:

                                                             Amount and
                                                             Nature of
                                        Name and Address     Beneficial Percent
 Title of Class                       of Beneficial Owner    Ownership  of Class
 --------------                     ------------------------ ---------- --------
Common Stock....................... BP Amoco p.l.c.          80,000,001   81.9%
                                    Britannic House
                                    1 Finsbury Circus
                                    London EC2M 7BA, England

   BP Amoco has both the voting power and the power to dispose of these shares. It does not share this power with any other person.

   BP Amoco is able, acting alone, to elect the entire board of directors of Vastar and to approve any action requiring stockholder approval. BP Amoco's level of ownership of our common stock precludes any acquisition of control of Vastar, unless favored by BP Amoco.

   For a discussion of a proposal by BP Amoco to acquire all the publicly held shares of Vastar common stock, see "Change in Control," below.

                       SECURITY OWNERSHIP OF MANAGEMENT

   The table below lists the number of shares of equity securities of Vastar and BP Amoco beneficially owned by the following persons:

  .  each of our directors;

  .  our President and Chief Executive Officer;

  . the four highest-paid executive officers in 1999 (other than our President and Chief Executive Officer); and

  .  all of Vastar's directors and executive officers as a group.

   The date we chose to determine beneficial ownership was April 18, 2000. Equity securities beneficially owned by a person as of a particular date includes shares directly or indirectly owned by that person on that date and shares which that person has the right to acquire within 60 days of that date. On April 18, 2000, no Vastar director or executive officer beneficially owned more than 1 percent of any class of equity securities of Vastar or BP Amoco. In addition, all of the equity securities owned by our directors and officers as a group did not exceed 1 percent of any class of equity securities of Vastar or BP Amoco. Except as we have indicated in the footnotes to this table, each individual has sole voting and investment power (i.e., the power to sell, pledge, etc.) over the shares indicated.

                                                                  Shares of BP
                                                                 Amoco American
                                                                   Depositary
                                                                     Shares
                                                                  Beneficially
                                   Shares of Vastar Common Stock  Owned as of
                                     Beneficially Owned as of      April 18,
               Name                     April 18, 2000(1)(2)     2000(2)(3)(4)
               ----                ----------------------------- --------------
Jimmie D. Callison................              5,000                     0
Charles D. Davidson...............            321,564                 3,076
Phillip A. Gobe...................             58,250                34,342
Albert D. Hoppe...................             59,879                 2,401
Robert C. LeVine..................              6,500                 1,312
William D. Schulte................              6,000                     0
Steven J. Shapiro.................            222,455                 1,978
Robert P. Strode(5)...............              8,587                16,983
All directors and executive
 officers as a
 group, including those listed
 above............................            906,638                77,501

--------
(1) Some of the Vastar common stock reported as beneficially owned in this column is obtainable on April 18, 2000 only through the exercise of stock options. The number of these stock options held by the persons listed below who appear in the table is as follows:

  Callison................   5,000
  Davidson................ 319,628
  Gobe....................  58,250
  Hoppe...................  59,879
  LeVine..................   5,000

Schulte.....................         5,000
Shapiro.....................       220,423
Strode......................         8,500
Directors & officers as a group..  892,484

(2) Some of the Vastar common stock and BP Amoco American Depository Shares reported in these columns are held for the account of the person listed in the table by the trustees under our Capital Accumulation Plan.

(3) Some of the BP Amoco American Depositary Shares reported as beneficially owned in this column are obtainable on April 18, 2000 only through the exercise of stock options. The number of these stock options held by the persons listed below who appear in the table is as follows:

   Gobe......................... 29,552
   Strode....................... 14,566
   Directors and officers as a
    group....................... 49,827

(4) Each of Mr. Gobe and another officer included in the total for directors and officers as a group who is not named above holds 1,640 American Depository Shares of BP Amoco in a joint tenant account (and, as a result, shares voting and investment power with respect to those shares) with his spouse.
(5) Mr. Strode resigned from the Company on March 18, 2000.

                               CHANGE IN CONTROL

   On April 18, 2000, the Combination of BP Amoco and ARCO was completed. As a result of the Combination, BP Amoco indirectly owns, through a subsidiary,
81.9 percent of our Common Stock and a change of control of Vastar has occurred.

   Simultaneous with the consummation of the Combination, the Chairman of the Board of the Company, Michael E. Wiley, and three additional members of the board of directors of the Company, Terry G. Dallas, Marie L. Knowles and Donald R. Voelte, Jr., resigned. The board of directors thereafter reduced the size of the board of directors to five positions which are occupied by the remaining members of the board of directors. The board of directors also elected Charles D. Davidson as Chairman of the Board. As of the date hereof, the board of directors consists of the following members: Charles D. Davidson, Chairman, Jimmie D. Callison, Robert C. LeVine, Steven J. Shapiro and William
D. Schulte.

   On March 16, 2000, BP Amoco advised Vastar's board of directors of its intention to acquire, for $71.00 per share, the approximately 17.7 million shares, or 18.1 percent, of Vastar's common stock that are publicly traded. The proposal was conditional on the completion of the Combination. Vastar has formed a special committee of independent directors to evaluate the proposal. On April 25, 2000, Vastar's board of directors voted to postpone the Annual Meeting of Stockholders scheduled for May 17, 2000. A new meeting date has not been set.

ITEM 13. Certain Relationships and Related Transactions

    RELATIONSHIPS AND RELATED TRANSACTIONS WITH BP AMOCO AND ITS AFFILIATES

   We have various relationships with BP Amoco and its affiliates including ARCO. The discussion below describes certain relationships which currently exist between Vastar, BP Amoco and their respective affiliates including ARCO. We expect that additional agreements will be entered into in the future between Vastar and BP Amoco and/or their respective affiliates.

Transactions and Relationships Between Vastar and BP Amoco

 Technical Services Agreement

   Vastar and BP Amoco Corporation, a subsidiary of BP Amoco, have entered into an agreement effective April 18, 2000, pursuant to which BP Amoco may provide and Vastar may request that oil and gas technical services be performed on Vastar's behalf by BP Amoco. This agreement is intended to replace the Technical Services Agreement between Vastar and ARCO described below. The agreement can be terminated upon 30 days' advance written notice by either party.

 Memorandum of Understanding Relating to Corporate Services

   Vastar and BP Amoco have entered into a Memorandum of Understanding, dated as of December 31, 1999, regarding the services which would be provided by BP Amoco and its subsidiaries. The memorandum applies to the services referenced in the Corporate Services Agreement between ARCO and Vastar (which agreement is described below). The agreement states that, except as provided in the Memorandum of Understanding relating to Accounting and Administrative Services, described below, Vastar will not look to BP Amoco to provide any services under the Corporate Services Agreement except certain computer services, employee information and payroll services, government and public affairs services and other services mutually agreed to by the parties in the future.

 Ordinary Course of Business Transactions

   Vastar and BP Amoco have had various relationships and transactions in the ordinary course of conducting their respective oil and gas exploration, production and marketing businesses. The following is a summary of the activities which have occurred since January 1, 1999:

   In the ordinary course of its business, we often own oil and gas exploration and/or production properties jointly with one or more other parties, including BP Amoco. As to some of these properties, we are the operator and receive payments (called "joint interest receivables") from the other owners for their share of the costs of exploration and/or production, transportation and related items. As to other properties, another party is operator and we pay to such party our share of these costs (called "joint interest payables"). In connection with these relationships, we enter into various agreements with such parties, including BP Amoco. Agreements with BP Amoco are entered into on terms consistent with industry practice and include the following:

  . Area of Mutual Interest Agreements in which the parties have described a geographical area within which they agree to share certain additional leases acquired by any of them in the future;

  . Confidentiality Agreements in which the parties agree to disclose certain information and keep such information confidential;

  . Joint Operating Agreements in which the parties agree on the terms for the operation of an oil and gas property; and

  . Construction, operating, compression, and other agreements incident to the operation of oil and gas properties.

In total, the joint interest payables in 1999 from Vastar to BP Amoco were approximately $5.6 million. Joint interest receivables from BP Amoco for 1999 were approximately $7.7 million. In February 2000, we also purchased from BP Amoco a platform at High Island A-5 in the Gulf of Mexico for approximately $3.2 million.

   In the ordinary course of their respective businesses, both Vastar and BP Amoco engage in the purchase and sale of natural gas, crude oil and natural gas liquids between the companies and their respective affiliates. Sales by Vastar to BP Amoco in 1999 for these commodities were approximately $62.6 million, or approximately 3.3 percent of our sales and other operating revenues. Sales by BP Amoco to Vastar in 1999 for these commodities were approximately $9.6 million, or approximately 1.3 percent of our total purchases. Southern Company Marketing Company, a strategic marketing alliance between us and Southern Energy, Inc., also trades oil, gas and other commodities with BP Amoco at market prices. We own a 40% interest in Southern Company Energy Marketing. During 1999, Southern Company Energy Marketing's revenues from these transactions with affiliates of BP Amoco were approximately $54.4 million. Southern Company Energy Marketing's purchases from affiliates of BP Amoco were approximately $50.6 million. Southern Company Energy Marketing also engages in financial transactions with BP Amoco such as financial hedges. As of April 25, 2000, the marked to market value of these transactions was approximately $1.1 million.

   Vastar and BP Amoco engage in other transactions in the ordinary course of business. Such transactions primarily include transportation on pipelines owned by the other company or their affiliates. In 1999, Vastar received $525,000 from BP Amoco in other revenues. Vastar paid to BP Amoco $2.0 million in other expenses.

Transactions and Relationships Between Vastar and ARCO

   In October 1993, ARCO transferred to Vastar the producing properties and developed and undeveloped acreage that comprise a substantial portion of our assets. At the time of the transfer, Vastar was a wholly owned subsidiary of ARCO. In conjunction with this property transfer, we issued additional shares of common stock to ARCO.

   Vastar and ARCO have entered into a number of agreements. Some of these agreements were developed in connection with ARCO's formation of Vastar. Therefore, they were not the result of arm's-length negotiations between independent parties. After our initial public offering, we have entered into additional or modified agreements, arrangements and transactions with ARCO. Historically, at least once a year, our audit committee has reviewed the terms of all material agreements between Vastar and ARCO to assure that these agreements, taken as a whole, are fair to Vastar and its stockholders.

   The following is a summary of the certain arrangements and transactions effective during or occurring in 1999 between Vastar and ARCO and/or their respective subsidiaries. The descriptions of agreements are only summaries. They do not describe everything contained in the agreements. Some of the items not summarized may be important to you. If you are interested in all the terms and conditions of any of these agreements, you should read them in their entirety. We have filed most of these agreements with, and copies can be obtained from, the SEC. Some of these agreements may need to be revised in light of the completion of the Combination.

 Acquisition of Gulf of Mexico Properties

   In October 1998, we acquired interests in 23 producing fields on the Gulf of Mexico shelf through a three-company transaction involving Vastar, ARCO and Mobil Exploration & Producing U.S. Inc. The net purchase price, comprised of cash and the assumption of debt, was approximately $437.0 million (after certain post-closing adjustments).

   In this three-way transaction, we purchased all the stock of Vastar Offshore, Inc. from ARCO. Simultaneously with this purchase, Vastar Offshore traded with Mobil properties that Vastar Offshore had owned in California for the above-described Gulf of Mexico properties. Vastar Offshore was named Western Midway Company when it was a subsidiary of ARCO. The properties we acquired included interests in 93 platforms with 295 active wells and interests in over 80 lease blocks in the central and western Gulf of Mexico. We also acquired interests in pipelines, gathering lines and a shorebase in Cameron, Louisiana.

   We paid approximately $137 million in cash to ARCO at the closing of the transaction in October 1998. At closing, Vastar Offshore owed an additional $300 million to ARCO, which we caused Vastar Offshore to repay on March 23, 1999.

 Technology Assignments and Licenses

   In connection with the formation of Vastar, ARCO transferred technology and related intellectual property requested by Vastar through four technology transfer agreements and one intellectual property license agreement. These agreements cover technology and intellectual property which ARCO owns or controls in the oil and gas exploration, drilling and production areas in general, and in particular, technology in the geophysical, geological, geotechnical and oceanographic areas, data processing, data management and computer-based analytical techniques.

   The agreements allow us to use the technology and intellectual property. The nature of the rights granted to us depended on whether ARCO owned the property outright or had rights to the property under a license and whether the property was or would be used by other ARCO divisions or subsidiaries. For the most part, ARCO provided Vastar with ownership outright, an undivided ownership interest or a paid-up, nonexclusive license. In all cases where ARCO owned the property, ARCO retained for itself the rights to use the property. The licenses granted by ARCO to Vastar do not expire or terminate unless we are in material default under the license.

   Additionally, during 1999, Vastar and ARCO entered into a software license agreement under which ARCO licensed to us the right to use additional software used for generating technical and administrative data and reports. This software had been used by ARCO to provide certain processed data and reports to us pursuant to the Services Agreements we describe below. Using the software, we will now be preparing those reports. The license agreement provided that the licenses are irrevocable, except that the license that permits us to modify and use some of the computer source codes can be revoked by ARCO if ARCO owns less than 50 percent of Vastar. We agreed to pay ARCO $500,000 for this license.

 Services Agreements

   Vastar and ARCO have entered into the following agreements under which Vastar and ARCO provide services to each other:

  . The ARCO Exploration and Production Technology Technical Services Agreement, effective as of October 1, 1993; and

  .  The Corporate Services Agreement, effective as of January 1, 1994.

   The term of the Technical Services Agreement is indefinite. Either party can terminate it on 30 days' written notice. Generally, either party may terminate any type of service under the Corporate Services Agreement at any time on 60 days' prior written notice or terminate the entire agreement on 90 days' written notice. However, with respect to the employee information system provided by ARCO, which is used in the administration of our employee payroll and other benefits, ARCO must give us 180 days' notice prior to terminating the service.

   ARCO provides oil and gas technical services under the Technical Services Agreement and provides or can provide certain services under the Corporate Services Agreement, including:

  . telecommunications;
  . computer services;
  . internal audit services;
  . employee payroll processing;
  . employee benefits administration;
  . public affairs services; and
  . other services, as agreed on.

   The services we can provide ARCO under the Corporate Services Agreement are audit, tax and other services, as agreed.

   In connection with the Technical Services Agreement on October 27, 1999, we entered into an Assignment of Rights Agreement with ARCO under which ARCO assigned to us rights to intellectual property that ARCO developed for us under the agreement. We made no payment to ARCO for this assignment.

   In 1999, we paid ARCO $9.7 million for services ARCO performed under these service agreements. ARCO provided these services at its cost. ARCO made no payments to Vastar under the Corporate Services Agreement in 1999. See the discussion above under the heading "Transactions and Relationships between Vastar and BP Amoco" for a description of modifications to these agreements which apply after the closing of the Combination between BP Amoco and ARCO which occurred on April 18, 2000.

 Insurance

   ARCO has provided insurance coverage to us as part of the group of companies that ARCO's policies insure. The insurance provided is customary for the industry but does not fully cover all potential hazards. Coverage and deductibles may be higher than typically maintained by other independent oil and gas companies. The insurance includes public liability, workers' compensation, marine liability, property damage, business interruption, directors' and officers' liability, fiduciary liability and surety bonds. Any of these policies can be terminated by ARCO on 30 days' notice. Our annual charge for this insurance is based on an allocation by ARCO of the costs of the various policies. The annual charge paid to ARCO by us was $3.3 million in 1999. Our allocation is reassessed annually based on ARCO's cost for the various lines of insurance and our loss experience and exposure basis. In certain cases, we have elected, and in the future may elect, to supplement or to obtain insurance coverage in addition to or other than coverage under ARCO's policies. We may terminate insurance coverage under ARCO's policies after giving proper notice. On April 18, 2000, the effective date of the Combination, our directors and officers' liability insurance policy which had been provided to us through ARCO terminated. We replaced this policy with a policy we obtained from unrelated third-party insurance companies with substantially the same coverages.

 Natural Gas and Crude Oil Purchase and Sale Agreements

   One of our subsidiaries, Vastar Gas Marketing, Inc., and a joint venture in which we own a 40% interest, Southern Company Energy Marketing L.P., provide fuel management services for the natural gas requirements of cogeneration facilities located in California which are partially owned by ARCO or its subsidiaries. Southern Company Energy Marketing is a strategic alliance between The Southern Company and us.

   In addition, ARCO has provided performance guarantees for certain contracts under which Vastar Gas or Southern Company Energy Marketing is required to sell gas to unrelated parties. These guarantees will continue in effect until the underlying contracts expire. There are no ARCO guarantees on contracts entered into after May 15, 1994. The contracts guaranteed by ARCO were originally entered into by Vastar Gas and certain of these contracts were transferred to Southern Company Energy Marketing in connection with the formation of Southern Company Energy Marketing in 1997.

   From time to time, Vastar also engages in purchases and sales of natural gas and crude oil at market-related prices with certain other ARCO affiliates and divisions.

   During 1999, our revenues from these transactions with ARCO and its affiliates were $2.3 million, or less than 1.0 percent of our sales and other operating revenue. Our purchases from ARCO and its affiliates during 1999 were $545,000, or less than 1.0 percent of our total purchases.

 Pipeline Agreements

   Effective November 1, 1999, we purchased three lateral pipelines from ARCO Pipe Line Company for $350,000. In addition, we entered into a five-year throughput agreement to transport production on ARCO Pipe Line Company's South Pass 60 main line in Plaquemines Parish, Louisiana. During 1999, we paid ARCO $407,000 for transportation services under that agreement.

 Building Lease

   Our principal office is in Houston, Texas, where we lease approximately 330,000 square feet of a building at 15375 Memorial Drive. This building was owned by ARCO until September 1999. In 1999, we paid approximately $2.7 million to ARCO under the lease agreement. In connection with our lease, we provided on-site property management services for the office building for which ARCO paid us a management fee of $71,000 in 1999.

   In connection with the sale of the building by ARCO to an unrelated third party, we executed agreements with ARCO under which:

  . we agreed to terminate the existing lease agreement with ARCO and property management agreement with ARCO and to execute a new ten-year lease agreement with the new landlord;

  . ARCO agreed to pay us $5 million as consideration for (1) terminating the lease and the property management agreement, (2) entering into a new lease agreement under which the rent was increased to a current fair market rent (i.e., $272,771 per month for the first three years), and
     (3) certain other concessions; and

  . if in the last quarter of 2003, the then current fair market rent for the building is greater or lesser than the rent payable under the new lease, we or ARCO have agreed to make a payment to the other, as appropriate, such that the rental cost to us during the remainder of the term of the new lease approximates 95 percent of the then current fair market rent.

 Cross-Indemnification Agreement

   In connection with ARCO's transfer to us in October 1993 of oil and gas producing properties and undeveloped acreage and related assets and liabilities, we executed a Cross-Indemnification Agreement with ARCO, under which we agreed to indemnify ARCO against:

  . any and all liabilities associated with the ownership or operation of the properties transferred to us by ARCO, including environmental liabilities, with the exception of specific litigation stated in the agreement and other exceptions stated in the agreement;

  . all liabilities or obligations relating to any ARCO employee benefits plan for any ARCO employee who leaves ARCO and enters the employ of Vastar, except for ARCO retirement benefits accrued under ARCO's plan by employees who transferred to Vastar after our initial public offering which was completed in July 1994;

  . liabilities arising under any guarantees by ARCO which ARCO executed to guarantee the performance or payment by Vastar Gas of any natural gas marketing contract between Vastar Gas and any third party;

  . any and all liabilities at any time recorded as of October 1, 1993 on our financial statements; and

  .   the costs of borrowing, carrying and repaying any of our debt.

   In addition, we agreed to be liable for any sales and use taxes, conveyance, transfer and recording fees and real estate transfer stamps or taxes imposed on any transfer of the properties. We agreed that all other taxes, except income taxes, imposed in respect of oil, natural gas or other hydrocarbons or minerals were to be apportioned between ARCO and us with ARCO paying all the taxes attributable to ownership of the properties prior to October 1, 1993 and Vastar being responsible for paying all other taxes. We agreed that all other out-of-pocket expenses, taxes or fees associated with the consummation of the transfer of the properties to us would be paid by the party incurring the costs.

   In the Cross-Indemnification Agreement, ARCO agreed to indemnify us against:

  .   any and all liabilities:

     . retained by ARCO in the agreement or in the agreements transferring the properties; or

     . as to which ARCO indemnified us under the tax sharing agreement described below; and

  .   liabilities under ARCO benefit plans, other than those assumed by us.

 Tax Sharing Agreement

   The Tax Sharing Agreement is applicable to Vastar for the period that ARCO was the common parent of the affiliated group of which Vastar is a member (the "Affiliated Group"). ARCO remained the common parent of the Affiliated Group immediately after the completion of the Combination. However, promptly after the Combination closed on April 18, 2000, ARCO became a subsidiary of BP America Inc. and as of that date is no longer the common parent of the Affiliated Group. Therefore, the Tax Sharing Agreement applies to all business activity prior to April 18, 2000. Vastar expects to sign a replacement tax sharing agreement with BP America Inc. that will contain all of the material provisions that were in the Tax Sharing Agreement between Vastar and ARCO and with an effective date of April 18, 2000.

   For taxable years ending on and before April 18, 2000, Vastar and its subsidiaries joined or will join with ARCO and its domestic subsidiaries in filing consolidated federal income tax returns. As a result, we are jointly and severally liable for the consolidated federal income tax liability of ARCO and its domestic subsidiaries prior to such date. For taxable years ending on and before April 18, 2000, Vastar and its subsidiaries could also be included in certain state and local income or franchise tax returns of ARCO or its domestic subsidiaries. Until April 18, 2000, Vastar and its subsidiaries were parties to a Tax Sharing Agreement with ARCO, effective as of October 1, 1993, that has been amended on several occasions. Under this agreement, ARCO agreed to indemnify us for:

  . federal, state and local income and franchise tax liabilities that relate to periods on or before October 1, 1993;

  . federal income tax liabilities in excess of our share of such tax liabilities as computed under the agreement; and

  . certain state and local income and franchise tax liabilities that may be incurred by us and/or our subsidiaries.

The right to indemnification is valid except to the extent we have not made tax sharing payments in accordance with the agreement.

   As part of the Tax Sharing Agreement, we paid ARCO the amounts of federal income taxes, including alternative minimum taxes, that we would have to pay if we and our subsidiaries were a separate federal consolidated tax group. We agreed to pay these amounts without regard to the amount of the consolidated tax liability of ARCO and its domestic subsidiaries.

   Pursuant to the Internal Revenue Code, Section 29 tax credits can be used to reduce the ARCO consolidated tax group's regular income tax liability after foreign tax credits (the "Regular Tax"), but not below the ARCO consolidated tax group's tentative minimum tax liability. To the extent that Section 29 tax credits are not used by the ARCO consolidated tax group due to this limitation, they are generally carried forward to be used in a subsequent year. To the extent that the Section 29 tax credits generated in a year exceed the Regular Tax, the excess Section 29 tax credits are not allowed to be carried forward.

   Under the Tax Sharing Agreement, we were able to use Section 29 tax credits to reduce our federal income tax payments to ARCO by the greater of (i) the amount of these credits which could be used by Vastar if its tax liability was calculated on a stand-alone tax basis and (ii) the amount of these credits used by the ARCO consolidated tax group, in each case, less a 3.25 percent discount on certain credits. Section 29 tax credits that were not used by us in the current year under the tax sharing agreement can generally be carried forward and used in subsequent tax years.

   Payments under the agreement were generally made on each date on which a quarterly payment of estimated tax for ARCO and its domestic subsidiaries was due, with any final settlement made after the consolidated, combined or unitary return is filed. We were required to pay additional taxes to ARCO if the federal, state or local income tax liability attributable to us and our subsidiaries increases after an audit or for any other reason. If a refund received by ARCO is attributable to us, we were entitled to the refund.

   The agreement appointed ARCO as our sole and exclusive agent in all matters relating to our federal income tax liability. ARCO also had sole and exclusive responsibility to prepare and file with the tax authorities the federal and state income tax returns (including any amendments to these returns) that were subject to the Tax Sharing Agreement. These powers included the exclusive right to contest or compromise any asserted tax adjustment or deficiency and to file, litigate or compromise any claim for refund on our behalf.

   During the third quarter of 1999, we entered into a Third Amendment to the Tax Sharing Agreement with ARCO. The Third Amendment implemented certain tax assumptions made in a Stock Purchase Agreement entered into with ARCO in 1998. Under the Stock Purchase Agreement, we agreed to acquire the stock of Vastar Offshore, Inc. (formerly called Western Midway Company) from ARCO for $470 million which amount was later adjusted after closing to approximately $437 million (the Adjusted Purchase Price). We also agreed that, for the purposes of the Tax Sharing Agreement, our tax basis in the Vastar Offshore assets on the closing date of the acquisition would be equal to the Adjusted Purchase Price. ARCO agreed to indemnify and hold us harmless in the event that our actual tax basis is determined to be less than the Adjusted Purchase Price.

   The Third Amendment also changed a provision in the Tax Sharing Agreement dealing with the compensation due to us for our Section 29 tax credits in the event we were no longer consolidated with ARCO for federal income tax purposes ("deconsolidation"). Under the Tax Sharing Agreement prior to the Third Amendment, we were entitled to be paid for our Section 29 tax credits that are being carried forward on the ARCO consolidated tax group's return in the event of deconsolidation, but only to the extent those tax credits were also being carried forward on Vastar's pro forma federal income tax return (i.e., the pro forma federal income tax return that is prepared by Vastar pursuant to the Tax Sharing Agreement as if Vastar were not part of the ARCO consolidated tax group). In the event of deconsolidation, the Third Amendment allows us to be paid for our Section 29 tax credits carried forward on the ARCO consolidated tax group's return whether or not we are also carrying forward those credits on Vastar's pro forma federal income tax return.

 Corporate Opportunities

   To address potential conflicts of interest, provisions of our Second Restated Certificate of Incorporation regulate the conduct of our affairs as they may involve ARCO. This certificate of incorporation recognizes and provides that ARCO and Vastar may:

  .   engage in the same or similar activities or lines of business;

  .   do business with the same customers and suppliers; and

  . employ or otherwise engage any person as a director, officer, employee or agent.

   Our certificate of incorporation further recognizes that ARCO and Vastar may have an interest in the same business opportunities and provides that we may agree on a method for allocating those opportunities among each other. To address such potential conflicts, we entered into the Share Purchase Option and Business Opportunities Agreement with ARCO. Under this agreement, when an opportunity is offered in writing to someone who is an officer and/or director of both Vastar and ARCO, solely in his or her designated capacity with one of the two companies, the opportunity will belong to the company to whom the opportunity was addressed. If neither Vastar nor ARCO is designated, a business opportunity first offered:

  . to any person who is an officer or an officer and director of Vastar and who is also a director of ARCO, shall belong to Vastar;

  . to any person who is a director of Vastar and who is also an officer and/or director of ARCO, shall belong to ARCO;

  . to any person who is an officer, but not a director, of both Vastar and ARCO, shall belong to ARCO;

  . to any person who is an officer and director of both Vastar and ARCO, shall belong to ARCO; and

  . to any person who is an officer or an officer and director of Vastar and who is also an officer or an officer and director of ARCO, shall belong to ARCO.

   In the case of any business opportunity not specifically allocated above, whether because of the means by which it arose or was published, or otherwise, either Vastar or ARCO may pursue the business opportunity. The party to which a business opportunity is allocated under the agreement has the right to allow any of its subsidiaries or affiliates or other entities under its control to pursue the opportunity. If one party to the agreement advises the other that it has no interest in pursuing an opportunity, the other party may pursue the opportunity.

 Agreement Relating to Preferential Right to Purchase Vastar Common Stock

   In the Share Purchase Option and Business Opportunities Agreement described above we have agreed to grant ARCO certain rights to purchase our common stock. Under our agreement, ARCO has a right to purchase from time to time the number of shares of common stock or preferred stock, or both, as may be necessary to allow it to continue to include us as part of its consolidated federal tax group. The purchase price for this stock would be the market price at the time of the purchase.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VASTAR RESOURCES, INC.

Date:  April 28, 2000                     By: /s/    Steven J. Shapiro
  ---------------------------------         -----------------------------------
                                                    Steven J. Shapiro
                                             Senior Vice President and Chief
                                                    Financial Officer
                                              (Principal Financial Officer)