Form 10-Q
period 2000-06-30
VASTAR RESOURCES INC
filed 2000-08-04
CIK 918252

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
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

     NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF JUNE 30, 2000: 97,774,687

                        PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                            VASTAR RESOURCES, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                       CONSOLIDATED STATEMENT OF INCOME


                                        For the Three      For the Six
                                        Months Ended       Months Ended
                                          June 30,           June 30,
                                       ---------------    --------------
                                        2000     1999      2000    1999
                                       ------   ------    ------  ------
                                         (Millions of dollars, except
                                              per share amounts)
REVENUES
Net sales and other operating
 revenues............................  $424.2  $257.6   $762.6    $478.8
Earnings from equity affiliate.......     4.3     4.4     10.8       9.4
Other revenues.......................    13.7    19.7     20.8      32.9
                                       ------  ------   ------    ------
   Net revenues......................   442.2   281.7    794.2     521.1
                                       ------  ------   ------    ------
EXPENSES
Operating expenses...................    47.0    47.0     90.0      97.5
Exploration expenses.................    48.5    46.3    117.1      85.3
Selling, general and administrative
 expenses............................    18.1    12.4     31.6      25.1
Taxes other than income taxes........    17.9    11.9     33.0      20.7
Depreciation, depletion and
 amortization........................   115.7   103.6    230.4     216.9
Interest.............................    16.9    20.5     31.6      41.0
                                       ------  ------   ------    ------
   Total expenses....................   264.1   241.7    533.7     486.5
                                       ------  ------   ------    ------
Income before income taxes...........   178.1    40.0    260.5      34.6
Income tax provision (benefit).......    42.3    (8.3)    47.3     (32.7)
                                       ------  ------   ------    ------
   Net income........................  $135.8  $ 48.3   $213.2    $ 67.3
                                       ======  ======   ======    ======

Basic earnings per share.............  $ 1.39  $ 0.49   $ 2.18    $ 0.69
                                       ======  ======   ======    ======
Diluted earnings per share...........  $ 1.37  $ 0.49   $ 2.15    $ 0.68
                                       ======  ======   ======    ======
Cash dividends paid per share
of common stock......................  $0.075  $0.075   $0.150    $0.150
                                       ======  ======   ======    ======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            VASTAR RESOURCES, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                          CONSOLIDATED BALANCE SHEET


                                                 June 30,    December 31,
                                                   2000          1999
                                                 --------    -----------
                                                  (Millions of dollars)
ASSETS
Current assets:
 Cash and cash equivalents.....................  $    9.9      $   40.6
 Accounts receivable:
  Trade........................................     171.6         130.5
  Related parties..............................     126.9          86.9
 Inventories...................................       9.2           7.0
 Prepaid expenses and other assets.............      49.8          42.1
                                                 --------      --------
  Total current assets.........................     367.4         307.1

Oil and gas properties and equipment, net......   2,520.8       2,320.2
Other long-term assets.........................      83.9          82.7
                                                 --------      --------
  Total assets.................................  $2,972.1      $2,710.0
                                                 ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable:
  Trade........................................  $  291.6      $  258.8
  Related parties..............................      15.6           6.3
 Accrued liabilities...........................     109.1          77.8
                                                 --------      --------
   Total current liabilities...................     416.3         342.9

Long-term debt.................................     963.8         975.0
Deferred liabilities and credits...............     318.3         313.2
Deferred income taxes..........................     262.0         272.9
                                                 --------      --------
  Total liabilities............................   1,960.4       1,904.0

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized,
 110,000,000 shares; issued and outstanding,
 97,774,687 shares as of June 30, 2000 and
 97,644,950 shares as of December 31, 1999.....       1.0           1.0
Capital in excess of par value of stock........     471.5         464.3
Accumulated earnings...........................     539.2         340.7
                                                 --------      --------
  Total stockholders' equity...................   1,011.7         806.0
                                                 --------      --------
Total liabilities and stockholders' equity.....  $2,972.1      $2,710.0
                                                 ========      ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            VASTAR RESOURCES, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   For the Six Months Ended
                                                           June 30,
                                                   ------------------------
                                                      2000          1999
                                                   ----------   -----------
                                                    (Millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..........................................  $ 213.2   $  67.3
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization..........    230.4     216.9
  Deferred income taxes.............................    (10.9)    (10.7)
  Dry hole expense and undeveloped leasehold
    amortization....................................     77.0      44.4
  Gain on asset sales...............................     (3.3)    (23.4)
  Earnings from equity affiliate....................    (10.8)    ( 9.4)
  Cash dividends from equity affiliate..............     13.4       ---
  Net change in accounts receivable, inventories
    and accounts payable............................    (41.2)      8.3
  Other.............................................      6.5     (18.4)
                                                      -------   -------
Net cash provided by operating activities...........    474.3     275.0
                                                      -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties and equipment,
   including dry hole costs.........................   (492.3)   (251.5)
Proceeds from asset sales...........................      7.5      48.7
Other...............................................     (1.3)     (3.0)
                                                      -------   -------
Net cash used by investing activities...............   (486.1)   (205.8)
                                                      -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock............................      7.1       2.3
Proceeds from long-term debt issuance...............     88.8     604.7
Repayments of long-term debt........................   (100.0)   (645.3)
Dividends paid......................................    (14.8)    (14.6)
                                                      -------   -------
Net cash used by financing activities...............    (18.9)    (52.9)
                                                      -------   -------
Net change in cash and cash equivalents.............    (30.7)     16.3

Cash and cash equivalents at beginning of period....     40.6       4.3
                                                      -------   -------
Cash and cash equivalents at end of period..........  $   9.9   $  20.6
                                                      =======   =======

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                            VASTAR RESOURCES, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.   INTRODUCTION.

     The accompanying financial statements are unaudited and have been prepared from our records. In the opinion of our management, these financial statements reflect all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of our financial position and results of operations in conformity with generally accepted accounting principles. These statements are presented in accordance with the requirements of Regulation S-X, which does not require all disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. You should read these interim financial statements together with the following:
(1) the annual financial statements for the year ended December 31, 1999 and the related notes contained in our annual report on Form 10-K for the year ended December 31, 1999 and (2) the quarterly financial statement and the related notes in our quarterly report on Form 10-Q for the quarter ended March 31, 2000. Certain previously reported amounts have been reclassified to conform to current year presentation.


NOTE 2.   NET SALES AND OTHER OPERATING REVENUES.

                                          For the Three         For the Six
                                          Months Ended          Months Ended
                                            June 30,              June 30,
                                       ------------------   ------------------
                                          2000       1999       2000       1999
                                       -------    -------   --------    -------
                                                 (Millions of dollars)
Sales and other operating revenues:
 Unrelated parties...................  $ 416.1    $ 267.5   $  785.7    $ 456.1
 Related parties (1)(B)..............    338.8      192.1      566.1      357.3
                                       -------    -------   --------    -------
  Total..............................    754.9      459.6    1,351.8      813.4

Less:
 Purchases (2).......................   (315.8)    (194.0)    (561.9)    (324.3)
 Delivery expense....................    (14.9)      (8.0)     (27.3)     (10.3)
                                       -------    -------   --------    -------
Net sales and
 other operating revenues............  $ 424.2    $ 257.6   $  762.6    $ 478.8
                                       =======    =======   ========    =======
--------------------
(1) Average costs of related-party
    sales (A)(B).....................  $ 275.7    $ 171.8   $  491.7    $ 340.0
(2) Related-party purchase cost (B)..  $  31.6    $  17.3   $   53.7    $  33.6

(A) Determined by the weighted average lifting cost per equivalent of production and the cost of purchased volumes multiplied by the volumes we sold to related parties.
(B) Transactions with BP Amoco p.l.c. are reported as related party beginning April 18.

                            VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                  (Unaudited)

NOTE 3.   RELATIONSHIP WITH ATLANTIC RICHFIELD COMPANY (ARCO).

     On April 18, 2000, the combination of BP Amoco p.l.c. and ARCO was completed. As a result of the combination, BP Amoco indirectly owned, through a subsidiary, as of April 18, 2000, 80,000,001 (81.9 percent) of the Common Stock, par value $0.01 per share, of Vastar and a change of control of the Company occurred.

     As of June 30, 2000, BP Amoco owned 80,000,001 shares (81.8 percent) of our outstanding common stock.

     On March 16, 2000, BP Amoco p.l.c. advised our board of directors of its intention to acquire, for $71.00 per share, the shares of Vastar's common stock that are publicly traded. The proposal was conditional on the completion of BP Amoco's acquisition of ARCO. We formed a special committee of independent directors to evaluate the proposal.

     On May 24, 2000, we announced that our board of directors had unanimously recommended approval of an $83.00 per share cash merger offer from BP Amoco to acquire the approximately 18.2 percent, or approximately 17.8 million shares, of our common stock that is currently held by the public. We and subsidiaries of BP Amoco have entered into a merger agreement. Closing is contingent on approval by the holders of at least two-thirds of our shares not held by BP Amoco. The record date for the meeting has been set for July 28, 2000. We expect to announce the date of the shareholder meeting within the next thirty days. A preliminary proxy statement has been filed with the Securities and Exchange Commission.

     The tax sharing agreement between Vastar and ARCO is applicable to Vastar for the period that ARCO is the common parent of the affiliated group of which Vastar is a member (the "Affiliated Group"). ARCO remained the common parent of the Affiliated Group immediately after the above-described closing of the combination between BP Amoco and ARCO. Immediately after the closing and on the same date, ARCO became a subsidiary of BP America Inc. and thus was no longer the common parent of the Affiliated Group. Vastar has signed a replacement tax sharing agreement with BP America Inc. that contains all of the material provisions that were in the tax sharing agreement between Vastar and ARCO and has an effective date of April 18, 2000. Refer to Note 9, Taxes, contained within this Form 10-Q for further discussions.

     Vastar receives various services from its parent ARCO on a continuing basis and at times has been party to various marketing arrangements for the sale of crude oil, natural gas and natural gas liquids with ARCO. All intercompany arrangements with ARCO, with the exception of the tax sharing agreement, settle in cash on 30 day term (or less). The tax sharing agreement settles on the same schedule as estimated tax payments due to the IRS. ARCO does not provide any ongoing source of financing for Vastar. All services provided by ARCO to Vastar are billed at ARCO's cost. Although the cost of these services are not regularly tested against third party data, it is management's belief that they approximate the same cost that would be available in the market place.

NOTE 4.   SOUTHERN COMPANY ENERGY MARKETING L.P.

     Southern Company Energy Marketing is a strategic marketing alliance between Southern Energy, Inc. and Vastar. Through subsidiaries, we currently hold a 40 percent interest in Southern Company Energy Marketing and Southern Energy holds a 60 percent interest.

     We follow the equity method of accounting for our interest in Southern Company Energy Marketing and recognize into income the greater of our interest in Southern Company Energy Marketing's earnings or our minimum cash distribution. In the first six months of 2000 and 1999, we recognized our accrued share of the minimum distributions, net of any applicable exceptions. In the first quarter 2000 we received a cash distribution of $12.0 million relating to the 1999 minimum distribution amount. In the second quarter 2000, we received an additional cash distribution of $1.4 million relating to the 1999 minimum distribution amount. Our equity investment in Southern Company Energy Marketing was $44.3 million as of June 30, 2000, and $46.9 million as of December 31, 1999. Vastar and Southern Energy, Inc. are negotiating the sale of Vastar's 40 percent interest in Southern Company Energy Marketing L.P. to Southern Energy. As of the date hereof, no letter of intent or agreement has been signed. For additional details regarding Southern Company Energy Marketing, refer to our annual report on Form 10-K for the year ended December 31, 1999.

                            VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                  (Unaudited)

NOTE 5.  EXPLORATION EXPENSES.

                                            For the Three   For the Six
                                            Months Ended    Months Ended
                                              June 30,        June 30,
                                           --------------  ---------------
                                            2000    1999    2000     1999
                                           ------  ------  ------   ------
                                                  (Millions of dollars)
Dry hole costs...........................  $ 21.8  $ 21.5  $ 59.5   $26.9
Geological and geophysical...............     5.2     4.1    15.8    18.2
Undeveloped leasehold amortization.......     8.7     8.8    17.5    17.5
Staff....................................    10.2    10.0    20.8    19.4
Lease rentals............................     2.6     1.9     3.5     3.3
                                           ------  ------  ------   -----
 Total...................................  $ 48.5  $ 46.3  $117.1   $85.3
                                           ======  ======  ======   =====

NOTE 6.   EARNINGS PER SHARE.


                                                 For the Three   For the Six
                                                 Months Ended    Months Ended
                                                  June 30,         June 30,
                                                --------------  ---------------
                                                 2000    1999    2000     1999
                                                ------  ------  ------   ------
                                            (Millions, except per share amounts)
Basic earnings per share:
  Income available to common shareholders...   $135.8  $ 48.3  $213.2   $67.3
  Average shares of stock outstanding.......     97.7    97.5    97.7    97.4
 Basic earnings per share...................   $ 1.39  $ 0.49  $ 2.18   $0.69

Diluted earnings per share:
  Income available to common shareholders... $135.8 $ 48.3 $213.2 $ 67.3 Incremental shares assuming the exercise
   of stock options.........................      1.4     0.9     1.2     0.9
  Average shares of stock outstanding plus
   effect of dilutive securities............     99.1    98.4    98.9    98.3
 Diluted earnings per share.................   $ 1.37  $ 0.49  $ 2.15   $0.68


NOTE 7.   STOCK OPTIONS.

     Our board of directors previously adopted various arrangements that become operative upon a change of control of Vastar. One of these arrangements, our Amended and Restated Executive Long-Term Incentive Plan, provides that, if a change of control occurs, all stock options granted under the plan will become immediately exercisable.

     On April 18, 2000, the combination of BP Amoco p.l.c. and ARCO was completed. As a result of the combination, BP Amoco indirectly owned, through a subsidiary, approximately 81.9 percent of the Common Stock, par value $0.01 per share, of Vastar and a change of control of the Company occurred. As a result, all stock options became exercisable.

                            VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                  (Unaudited)

NOTE 7.   STOCK OPTIONS - continued.

     Vastar, ARCO and ARCO's subsidiary, Kernel Holdings, Inc. have entered into a merger agreement, dated as of May 24, 2000. Under the agreement, Vastar and ARCO have agreed to take all actions that are necessary so that immediately prior to the completion of the merger, each stock option granted by Vastar to buy shares of its common stock, whether or not then exercisable, will be cancelled and only entitle the holder thereof to receive an amount in cash equal to the total number of shares subject to the option multiplied by the excess of $83 over the exercise price per share of the option. For the merger to occur, the merger agreement and the merger must be approved at a special meeting of Shareholders. For additional information refer to Note 3, contained within this Form 10-Q.

NOTE 8.   COMMITMENTS AND CONTINGENCIES.

     Vastar and its subsidiaries are involved in a number of lawsuits, all of which have arisen in the ordinary course of our business. We believe that any ultimate liability resulting from these suits will not have a material adverse effect on our financial position, results of operations or cash flows.

     In connection with the BP Amoco p.l.c. tender offer, six lawsuits purporting to be class actions have been filed in the Delaware Chancery Court against Vastar, its directors, ARCO and BP Amoco. On May 23, 2000, the parties to the stockholder litigation agreed in principle on a settlement of the litigation, and executed a memorandum of understanding to reflect the terms of the settlement. The parties agreed that the $83 per share price approved by Vastar's Board of Directors on May 23, 2000 is fair, adequate and reasonable consideration for the shares of Vastar's common stock held by the public. The parties also agreed to enter into a settlement agreement, cooperate in public disclosures related to the settlement, and use best efforts to gain approval of the settlement from the Delaware courts. Without any admission of fault by any defendant, the memorandum of understanding provides for a dismissal of all claims with prejudice and a release in favor of all defendants of any and all claims that have been or could have been asserted by the plaintiffs or any members of the purported class. The memorandum of understanding also provides that the defendants will not oppose an application by the plaintiffs' counsel to the Delaware court for an aggregate award of fees and expenses in an amount not to exceed $2.1 million, which will be paid by Vastar. The settlement is subject to, among other things, completion of confirmatory discovery by the plaintiffs (which has occurred), execution of a settlement agreement, final approval of the settlement by the Delaware court, and completion of the merger. See Item 1 of
Part II of this Form 10-Q for further information.

     Our operations and financial position continue to be affected from time to time in varying degrees by domestic and foreign political developments as well as legislation and regulations pertaining to restrictions on oil and natural gas production, imports and exports, natural gas regulation, taxes, environmental regulations and cancellation of contract rights. Both the likelihood of such occurrences and their overall effect on us could vary greatly and are not predictable. These uncertainties are part of a number of items that we have taken and will continue to take into account in periodically assessing our estimates of liabilities.

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

     In September 1996, we entered into a contract with Diamond Offshore Drilling Company for the major upgrade and operation of a semisubmersible drilling rig, Ocean Victory, for a three-year deepwater drilling program in the Gulf of Mexico, which began in November 1997. Since November 1997, scheduled

                            VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                  (Unaudited)

NOTE 8.   COMMITMENTS AND CONTINGENCIES - continued.

increases in the day rates and our request of Diamond to make improvements to the rig have resulted in higher costs during the remaining contract term. As of June 30, 2000, this contract has a remaining life of slightly more than one-half of a year and remaining costs of $40.1 million. This amount does not take into consideration any reimbursements that we might receive from partners or potential partners. We have three one-year options to renew the term of the contract, subject to renegotiating the day rates.

     In December 1998, we entered into an agreement with R&B Falcon Drilling Co. for the operation of a semisubmersible, ultra-deepwater drilling rig, for a three-year deepwater-drilling program in the Gulf of Mexico. The drilling program is scheduled to commence in 2001. This contract is for three years and has an anticipated cost of approximately $220.0 million, before any reimbursement from partners or potential partners and operating cost escalations. We have several options relating to the term and pricing of the contract, including the option to extend the term of the contract for up to five additional years.

     Vastar has significant credit risk exposure to Southern Company Energy Marketing and Southern Energy. The credit risk exposure consists of three principal items. First, Southern Company Energy Marketing has promised to make certain minimum cash distributions to Vastar. Southern Energy has guaranteed this obligation as well as the amounts due to Vastar upon the exercise of Vastar's option to sell its remaining interest on January 1, 2003. Second, Southern Company Energy Marketing is obligated to pay, and Southern Energy has guaranteed payment, for natural gas purchased under the Gas Purchase and Sale Agreement between Vastar and Southern Company Energy Marketing, pursuant to which Vastar has agreed to sell substantially all of its production to Southern Company Energy Marketing. Third, Vastar has been indemnified by Southern Energy, with certain limitations, with respect to amounts which Vastar may be required to pay under guarantees which Vastar has issued to secure certain obligations of Southern Company Energy Marketing. If Southern Energy does not maintain in effect an investment grade rating from Moody's or Standard and Poors, Southern Energy has agreed to provide credit enhancement(s) to secure the payment of these guaranteed obligations. As of June 30, 2000, Southern Energy has maintained the required investment grade rating.

     Pursuant to a working capital loan arrangement, we have agreed to loan Southern Company Energy Marketing up to $20.0 million. At June 30, 2000, no loans were outstanding under this arrangement.

     Vastar and Southern Energy have agreed to guarantee certain obligations of Southern Company Energy Marketing. Refer to our annual report on Form 10-K for the year ended December 31, 1999 for a description of these obligations.

     Vastar and Southern Energy, Inc. are negotiating the sale of Vastar's 40 percent interest in Southern Company Energy Marketing L.P. to Southern Energy.

     We have performed and continue to perform ongoing credit evaluations of our other customers and generally do not require collateral on our credit sales.
Any amounts anticipated as uncollectible are charged to income and credited to a valuation account. The amounts included in the allowance for uncollectible accounts receivable at June 30, 2000 and December 31, 1999 were insignificant.

                            VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                  (Unaudited)

NOTE 9.   TAXES.

     The provision (benefit) for taxes on income is comprised of the following:


                                               For the Three      For the Six
                                               Months Ended       Months Ended
                                                 June 30,           June 30,
                                              ---------------   ---------------
                                               2000     1999     2000     1999
                                              ------    -----   ------   ------
                                                  (Millions of dollars)
 Federal:
     Current...............................   $ 57.7   $(15.4)  $ 56.9   $(22.1)
     Deferred..............................    (19.8)     6.1    (16.1)   (11.5)
                                              ------    -----   ------   ------
       Total federal.......................     37.9     (9.3)    40.8    (33.6)
                                              ------    -----   ------   ------
State:
     Current...............................      0.9      0.1      1.3      0.1
     Deferred..............................      3.5      0.9      5.2      0.8
                                              ------    -----   ------   ------
       Total state.........................      4.4      1.0      6.5      0.9
                                              ------    -----   ------   ------
Total income tax provision (benefit).......   $ 42.3    $(8.3)  $ 47.3   $(32.7)
                                              ======    =====   ======   ======

The following is a reconciliation of our income tax provision (benefit) with tax at the federal statutory rate for the specified periods:


                                          For the Three   For the Six
                                          Months Ended    Months Ended
                                            June 30,        June 30,
                                        ---------------   ---------------
                                         2000     1999     2000     1999
                                        ------   ------   ------   ------
                                               (Millions of dollars)

Income before taxes.............        $178.1   $ 40.0   $260.5   $ 34.6
                                        ======   ======   ======   ======
Tax at the statutory rate.......        $ 62.3   $ 14.0   $ 91.1   $ 12.1
Increase (reduction) in taxes
 resulting from:
  State income taxes (net
   of federal effect)...........           2.9      0.7      4.2      0.6
  Tax credits...................         (23.6)   (23.0)   (49.6)   (45.4)
  Other.........................           0.7      --       1.6       --
                                        ------   ------   ------   ------
Income tax provision (benefit)..        $ 42.3   $ (8.3)  $ 47.3   $(32.7)
                                        ======   ======   ======   ======

                            VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                  (Unaudited)

9. TAXES - continued.

   Vastar and its subsidiaries are parties to a tax sharing agreement with ARCO that applies generally to all business activity prior to April 18, 2000.

   Vastar entered into a new tax sharing agreement with BP America, Inc. effective April 18, 2000. That agreement contains all of the material provisions included in the tax sharing agreement with ARCO with the following modifications. The agreement allows Vastar, in certain circumstances, the option of receiving a cash payment equal to the discounted value of certain of its
Section 29 tax credits, notwithstanding the fact that such credits have not reduced the BP America consolidated tax group's liability. Vastar may exercise this option with respect to all or any portion of its Section 29 tax credits that are being carried forward by the BP America consolidated tax group for the taxable years 2000, 2001 and 2002, provided however, that the option is not applicable to Section 29 tax credits generated from properties acquired by Vastar after 1999. The discounted value that applies if the option is exercised varies with each taxable year and is the only compensation that will be paid to Vastar. The discounted value for the taxable years 2000, 2001 and 2002 is 85 percent, 88 percent and 90 percent, respectively. The option is not applicable for any taxable year beginning after 2002. In exchange for the option, Vastar agreed that its Section 29 tax credit carry forwards will not have a priority over other BP America group members' Section 29 tax credit carry forwards that are attributable to credits generated on or after April 18, 2000.

    The BP America tax sharing agreement increases the maximum annual refund for
Section 29 tax credits from properties acquired on or after June 1, 1995 to $20 million.

NOTE 10. LONG-TERM DEBT.
     Long-term debt is comprised of the following:


                                                                      June 30,    December 31,
                                                                        2000          1999
                                                                        ----          ----
                                                                    (Millions of dollars)
8.75% Notes, issued February 1995, due in 2005.........                $149.7        $149.6
6.95% Notes, issued November 1996, due 2006*...........                  75.0          75.0
6.96% Notes, issued February 1997, due 2007*...........                  75.0          75.0
6.39% Notes, issued January 1998, due 2008*............                  50.0          50.0
6.50% Notes, issued March 1999, due 2009...............                 299.2         299.1
6.00% Putable/Callable Notes, due 2000/2010............                   ---         100.0
Commercial Paper.......................................                 314.9         226.3
                                                                       ------        ------
Total..................................................                $963.8        $975.0
                                                                       ======        ======
------------
* Issuances pursuant to the Medium Term Note Program.

     The putable/callable notes were put to us in April 2000. We funded the payment of the notes with proceeds obtained from our Commercial Paper Program.

     Our commercial paper is classified as long-term debt in accordance with Statement of Financial Accounting Standards Number 6, "Classification of Short-Term Obligations Expected to Be Refinanced."

     Interest capitalized was $1.1 million for the second quarter of 2000 and $2.9 million for the first six months of 2000. Interest capitalized during the first and second quarters of 1999 was immaterial.

                            VASTAR RESOURCES, INC.
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 11.  NEW ACCOUNTING STANDARDS.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires us to recognize all of our derivative and hedging instruments in our statements of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, documented and reassessed periodically. On July 7, 1999, the Financial Accounting Standards Board delayed the effective date of SFAS No. 133 for one year. The delay, published as SFAS No. 137, applies to quarterly and annual financial statements. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which modified FAS No. 133. SFAS No. 133, as revised by SFAS No. 137 and SFAS No. 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We are continuing to evaluate the impact the provisions of these standards will have on us.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The SEC has since issued SAB 101A and SAB 101B to extend the date for the required disclosure. SAB 101, as amended by SAB 101A and SAB 101B is to be implemented no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We are currently evaluating the impact that the provisions of this bulletin will have on us.

NOTE 12.  SUBSEQUENT EVENTS.

     On July 20, 2000, Vastar declared a quarterly dividend of $0.075 per share of common stock, payable on September 1, 2000 to stockholders of record on August 4, 2000.

     On July 20, our board of directors set a record date of July 28, 2000 for a planned special meeting of shareholders to vote on the company's proposed merger with BP Amoco. Only shareholders of record, those who own shares at the close of business on July 28, 2000, will be eligible to vote at the special meeting. The date of the special meeting is expected to be announced within the next thirty days.

     Vastar and BP Amoco are in negotiations relating to Vastar's Ocean Victory deepwater drilling rig. In connection with the anticipated closing of the recently announced merger between a subsidiary of BP Amoco and Vastar, BP Amoco desires to enter into an agreement with Vastar which would allow BP Amoco to use Vastar's Ocean Victory deepwater drilling rig to begin drilling a BP Amoco project prior to the closing of the merger assuming Vastar's current well operations have been completed. Under the agreement under discussion, BP Amoco would pay, for the period when the rig is in BP Amoco's possession, (i) all costs of the rig which Vastar would otherwise incur and (ii) a daily fee which would compensate Vastar for its opportunity costs and additional operating costs. BP would also indemnify Vastar for any and all liability which Vastar might incur as a result of the agreement. In the event the merger does not occur, the Ocean Victory would be returned to Vastar's control after BP Amoco's drilling project was completed.

                                    ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS.

     Sales and production volumes and average price statistics for the specified periods were as follows:


                                             For the Three        For the Six
                                             Months Ended         Months Ended
                                                June 30,            June 30,
                                           ------------------   -------------------
                                             2000      1999      2000      1999
                                           --------    ------   -------  ----------
Total production (MMcfed)*..........          1,480      1,453     1,468      1,479

NATURAL GAS
 Sales (MMcfd)*.....................          1,386      1,472     1,387      1,519
 Production (MMcfd).................          1,045      1,095     1,050      1,132
 Average sales price (per Mcf)*.....         $ 3.16     $ 1.98    $ 2.75     $ 1.79
 Average wellhead price (per Mcf)...         $ 2.97     $ 1.89    $ 2.58     $ 1.75

CRUDE OIL
 Sales (MBbld)*.....................          132.1      123.9     120.2      120.9
 Production (MBbld).................           53.8       43.1      49.9       44.9
 Average realized price (per Bbl)*..         $24.41     $15.20    $24.56     $13.11

NATURAL GAS LIQUIDS ("NGLs")
 Production (MBbld).................           18.7       16.6      19.8       12.9
 Average realized price (per Bbl)...         $19.27     $11.02    $19.18     $ 9.99

---------------------
* As generally used in the oil and natural gas business and in this Form 10-Q, the following terms have the following meanings:

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

     The following table sets forth the statement of income for the specified period:



                                                        For the Three                      For the Six
                                                         Months Ended                     Months Ended
                                                            June 30,                        June 30,
                                                     ----------------------       ------------------------
                                                        2000        1999             2000            1999
                                                     ----------    --------       ----------     ---------
                                                                      (Millions of dollars)
REVENUES
Natural gas:
 Sales...........................................      $ 399.0      $ 265.6         $ 693.7        $ 492.7
 Purchases.......................................       (115.0)       (78.0)         (201.0)        (136.9)
 Delivery expense................................        (12.0)        (6.2)          (22.0)          (6.8)
                                                       -------      -------         -------        -------
   Net sales - natural gas.......................        272.0        181.4           470.7          349.0
                                                       -------      -------         -------        -------
Crude oil:
 Sales...........................................        316.0        173.5           574.3          291.0
 Purchases.......................................       (194.7)      (112.6)         (348.1)        (181.8)
 Delivery expense................................         (1.8)        (1.4)           (3.2)          (2.8)
                                                       -------      -------         -------        -------
  Net sales - crude oil..........................        119.5         59.5           223.0          106.4
                                                       -------      -------         -------        -------
NGLs and other:
 Sales...........................................         40.0         20.5            83.8           29.7
 Purchases and other costs.......................         (7.3)        (3.8)          (14.9)          (6.3)
                                                       -------      -------         -------        -------
  Net sales - NGLs and other.....................         32.7         16.7            68.9           23.4
                                                       -------      -------         -------        -------
  Net sales and other operating
    revenues.....................................        424.2        257.6           762.6          478.8
Earnings from equity affiliate...................          4.3          4.4            10.8            9.4
Other revenues...................................         13.7         19.7            20.8           32.9
                                                       -------      -------         -------        -------
  Net revenues...................................        442.2        281.7           794.2          521.1
                                                       -------      -------         -------        -------
EXPENSES
Operating expenses...............................         47.0         47.0            90.0           97.5
Exploration expenses.............................         48.5         46.3           117.1           85.3
Selling, general and administrative
 expenses........................................         18.1         12.4            31.6           25.1
Taxes other than income taxes....................         17.9         11.9            33.0           20.7
Depreciation, depletion and
 amortization....................................        115.7        103.6           230.4          216.9
Interest.........................................         16.9         20.5            31.6           41.0
                                                       -------      -------         -------        -------
  Total expenses.................................        264.1        241.7           533.7          486.5
                                                       -------      -------         -------        -------
Income before income taxes.......................        178.1         40.0           260.5           34.6
Income tax provision (benefit)...................         42.3         (8.3)           47.3          (32.7)
                                                       -------      -------         -------        -------
  Net income.....................................       $135.8      $  48.3         $ 213.2        $  67.3
                                                       =======      =======         =======        =======

SECOND QUARTER 2000 VS. SECOND QUARTER 1999

     Our net income for second quarter 2000 was $135.8 million, up 181 percent, compared to $48.3 million for second quarter 1999. This increase was primarily due to higher average sales prices for all commodities. Total production increased 2 percent in second quarter 2000 to 1,480 MMcfed as compared to second quarter 1999.

     Our natural gas sales revenues increased by 50 percent to $399.0 million for second quarter 2000 as compared to second quarter 1999. The increase in revenues was a result of a 60 percent increase in average sales price.

     Our average natural gas wellhead price for second quarter 2000 was $2.97 per Mcf, an increase of $1.08 per Mcf as compared to second quarter 1999. The average price for natural gas sold at Henry Hub, Louisiana (a benchmark from which general natural gas price trends can be analyzed) during second quarter 2000 was $3.48 per Mcf compared to $2.17 per Mcf for second quarter 1999. Our realized price for natural gas did not recognize the full extent of the general market price increase because of (1) a widening of the basis differentials between Henry Hub and the locations where we sold our natural gas production (effectively lowering the price we received) and (2) a lower hedging gain in the second quarter 2000 of $0.1 million compared to a $2.6 million gain during the second quarter of 1999.

     Our average natural gas production for second quarter 2000 decreased by 50 MMcfd to 1,045 MMcfd as compared to second quarter 1999. The lower production level was primarily a result of natural field declines.

     Our crude oil sales revenues for second quarter 2000 increased by 82 percent to $316.0 million as compared to second quarter 1999. This increase was due to higher average market prices for second quarter 2000, combined with higher volumes available for sale.

     Our average crude oil realized price for second quarter 2000 increased $9.21 per Bbl to $24.41 per Bbl as compared to second quarter 1999. The average price for second quarter 2000 for NYMEX-WTI-at-Cushing (a benchmark from which crude oil price trends can be analyzed) was $28.32 per Bbl compared to $16.35 per Bbl for the second quarter 1999. Our realized price for crude oil did not recognize the full extent of the general market price increase primarily because of an $11.4 million hedging loss in the second quarter 2000.

     Our crude oil production for second quarter 2000 increased by 10.7 MBbld to
53.8 MBbld compared to second quarter 1999. The start-up of Mississippi Canyon 764 and production increases at Ship Shoal 182, South Timbalier 26 and 37 and other fields more than offset natural field declines that normally occur in oil and gas fields.

     Net sales revenues for NGLs for second quarter 2000 were $32.7 million, 96 percent higher as compared to second quarter 1999. Our net NGL sales revenues for second quarter 2000 reflect both an increase in commodity prices and an increase in NGL production as compared to second quarter 1999. NGL prices often fluctuate with the price of crude oil, and as crude oil prices increased in 2000, NGL prices generally followed the same trend. Our NGL average realized price for the second quarter 2000 increased 75 percent when compared to the second quarter 1999. As prices improved, the economics of extracting natural gas liquids were more favorable than bypassing the processing plants and selling the wet gas stream as natural gas. As a result, our NGL production improved to 18.7 MBbld in second quarter 2000 as compared to 16.6 MBbld in the second quarter 1999.

     Our other revenues for second quarter 2000 were $6.0 million lower as compared to second quarter 1999 as a result of the sale of our interest in various oil and natural gas properties in the second quarter last year.

     Total exploration expenses were $48.5 million in second quarter 2000, and were slightly higher when compared to the same period last year. Our dry hole expenses for second quarter 2000 were $21.8 million as compared to $21.5 million for second quarter 1999. Drilling results in the second quarter 2000 reflect 18 of 22 gross wells as successes. The results in second quarter 1999, reflect 7 of 14 gross wells as successes.

     Our selling, general and administrative expenses increased $5.7 million in second quarter 2000 as compared to second quarter 1999. The increase is primarily related to additional costs of $5.4 million incurred in the second quarter 2000 as a result of the pending merger with BP Amoco.

     Our taxes other than income taxes for the second quarter 2000 were $17.9 million, $6.0 million higher compared to the second quarter 1999. The increase reflects the impact of higher commodity prices on production related taxes.

     Our interest expense for the second quarter of 2000 decreased by $3.6 million as compared to the same period last year. The decrease in interest expense was primarily a result of lower average outstanding long-term debt levels in the second quarter 2000 as compared to the second quarter 1999, partially offset by higher interest rates. We capitalized $1.1 million of interest in the second quarter 2000 compared to an immaterial amount of interest in the second quarter 1999.

     We recorded a second quarter 2000 income tax provision of $42.3 million compared to a benefit of $8.3 million for second quarter 1999 primarily due to higher pre-tax earnings. The income tax provision for the second quarter 2000 includes the net benefit of $23.6 million of Internal Revenue Code Section 29 (Section 29) tax credits. The income tax benefit for the second quarter of 1999 includes $23.0 million of Section 29 tax credits.

FIRST SIX MONTHS 2000 VS. FIRST SIX MONTHS 1999

     Our net income for the first six months of 2000 was $213.2 million, up 217 percent, compared to $67.3 million for the first six months of 1999. This increase was primarily due to higher average sales prices for all commodities. Our total production declined slightly in the first six months of 2000 to 1,468 MMcfed as compared to first six months of 1999.

     Our natural gas sales revenues increased by 41 percent to $693.7 million for first six months of 2000 as compared to first six months of 1999. The increase in revenues was a result of a 54 percent increase in average sales price.

     Our average natural gas wellhead price for the first six months of 2000 was $2.58 per Mcf, an increase of $0.83 per Mcf as compared to the first six months of 1999. The average price for natural gas sold at Henry Hub, Louisiana (a benchmark from which general natural gas price trends can be analyzed) during the first six months 2000 was $3.02 per Mcf compared to $1.97 per Mcf for the first six months of 1999. Our realized price for natural gas did not recognize the full extent of the general market price increase because of (1) a widening of the basis differentials between Henry Hub and the locations where we sold our natural gas production (effectively lowering the price we received) and
(2) a lower hedging gain in the first six months of 2000 of $2.9 million compared to a $12.4 million gain during the first six months of 1999.

     Our average natural gas production for the first six months of 2000 decreased by 82 MMcfd to 1,050 MMcfd as compared to the first six months of 1999. The lower production level was primarily a result of natural field declines.

     Our crude oil sales revenues for the first six months of 2000 increased by 97 percent to $574.3 million as compared to the first six months of 1999. This increase was due to higher average market prices for the first six months of 2000, combined with higher volumes available for sale.

     Our average crude oil realized price for the first six months of 2000 increased $11.45 per Bbl to $24.56 per Bbl as compared to the first six months of 1999. The average price for the first six months of 2000 for NYMEX-WTI-at-Cushing (a benchmark from which crude oil price trends can be analyzed) was $28.32 per Bbl compared to $14.10 per Bbl for the first six months of 1999. Our realized price for crude oil did not recognize the full extent of the general market price increase primarily because of a $20.0 million hedging loss in the first six months of 2000.

     Our crude oil production for the first six months of 2000 increased by 5.0 MBbld to 49.9 MBbld compared to the first six months 1999. The start-up of Mississippi Canyon 764 and production increases at Ship Shoal 182, South Timbalier 26 and 37 and other fields more than offset natural field declines.

     Net sales revenues for NGLs for the first six months of 2000 were $68.9 million, 194 percent higher as compared to the first six months of 1999. Our net NGL sales revenues for the first six months of 2000 reflect both an increase in commodity prices and an increase in NGL production as compared to the first six months of 1999. NGL prices often fluctuate with the price of crude oil, and as crude oil prices increased in 2000, NGL prices generally followed the same trend. Our NGL average realized price for the first six months of 2000 increased 92 percent when compared to the first six months of 1999. As prices improved, the economics of extracting natural gas liquids were more favorable than bypassing the processing plants and selling the wet gas stream as natural gas. As a result, our NGL production improved to 19.8 MBbld in the first six months of 2000 as compared to 12.9 MBbld in the first six months of 1999.

     Our other revenues for first six months of 2000 were $20.8 million, $12.1 million lower than the first six months of 1999. This is related to sales of our interest in various oil and natural gas properties occurring last year.

     Total exploration expenses were $117.1 million for the first six months of this year, $31.8 million higher when compared to the same period last year. The increase was principally dry hole expense, which for the first six months of 2000 was $59.5 million as compared to $26.9 million for the first six months of 1999. In the first six months of 2000, 26 of 36 gross wells were successful compared to 18 of 28 gross wells first six months 1999.

     Our selling, general and administrative expenses increased $6.5 million in the first six months of 2000 as compared to the first six months of 1999. The increase is primarily related to costs incurred in the second quarter 2000 as a result of the proposed merger with BP Amoco.

     Our taxes other than income taxes for the first six months of 2000 were $33.0 million, $12.3 million higher compared to the first six months of 1999. The increase reflects the impact of higher commodity prices on production and severance taxes.

     Our interest expense for the first six months of 2000 decreased by $9.4 million as compared to the same period last year. The decrease in interest expense was primarily a result of lower average outstanding long-term debt levels in the first six months of 2000 as compared to the first six months of 1999, partially offset by higher interest rates. We capitalized $2.9 million of interest in the first six months of 2000 compared to an immaterial amount of interest in the first six months of 1999.

     We recorded an income tax provision of $47.3 million for the first six months of 2000 compared to a benefit of $32.7 million for the first six months of 1999 primarily due to higher pre-tax earnings. The income tax provision for the first six months of 2000 includes the net benefit of $49.6 million of
Section 29 tax credits. The income tax benefit for the first six months of 1999 includes $45.4 million of Section 29 tax credits.

LIQUIDITY AND CAPITAL RESOURCES.

     In the first six months of 2000, cash flow provided by operating activities was $474.3 million as compared to $275.0 million for the first six months of 1999. This increase was primarily due to higher commodity prices in the first six months of 2000 as compared to the corresponding period last year.

     Net cash used by investing activities in the first six months of 2000 was $486.1 million, which was 136 percent higher when compared to the first six months of 1999. The following table summarizes our capital investments for the comparative periods.


                                                  For the Six Months Ended
                                                          June 30,
                                                  ------------------------
                                                     2000           1999
                                                    ------         ------
                                                    (Millions of dollars)
Exploratory drilling..............................  $124.7         $ 85.6
Development drilling..............................   208.2           97.6
Property acquisitions.............................    98.9           26.4
Other additions...................................    60.5           41.9
                                                    ------         ------
Total additions to property, plant and equipment..   492.3          251.5
Geological and geophysical........................    15.8           18.2
                                                    ------         ------
Total capital program.............................  $508.1         $269.7
                                                    ======         ======


     Our capital-spending program increase during the first six months of 2000 is primarily associated with (1) producing property acquisitions, most notable is South Timbalier Block 26, (2) increased drilling costs on the offshore Gulf of Mexico and (3) an increased amount of drilling activity in the first half of 2000 compared to the first half of 1999. We had approximately five more drilling rigs working in the first half of 2000 as compared to the first half of 1999.

     Proceeds from asset sales were $7.5 million in the first six months of 2000 compared to $48.7 million received in the first six months of 1999.

     Cash flows used by financing activities were $18.9 million in the first six months of 2000, which included a $11.2 million net decrease in long-term debt.

     Vastar's ratio of earnings to fixed charges was 8.1 for the six months ended June 30, 2000, and 1.8 for the six months ended 1999. This ratio was computed by dividing earnings by fixed charges. For this calculation, earnings include income before income taxes and fixed charges. Fixed charges include interest, amortization of debt expenses and the estimated interest component of rental expense.

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

     As a result of all of our hedging transactions for natural gas and crude oil, we realized a pre-tax loss of approximately $17.1 million in the first six months of 2000 compared to a pre-tax gain of approximately $12.4 million in the first six months of 1999.

     The following table summarizes our open crude oil hedging positions as of June 30, 2000:

                                           Average     Weighted Average
Financial Instrument*     Time Period       Volume      Prices per Bbl
---------------------   ---------------   --------     ---------------
   Collars              July - Dec 2000   20 MBbld     $18.90 - $23.41
   Puts Sold            July - Dec 2000   20 MBbld     $15.90
___________
* As of the date of this filing we have no gas price hedges.

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

     The fair value (our unrealized pre-tax gain or loss) for our 2000 hedged transactions in place as of June 30, 2000 was a $25.5 million loss for crude oil. This hypothetical gain/loss is calculated based on brokers' forward price quotes and NYMEX forward price quotes as of June 30, 2000, which, for the remainder of year 2000, averaged $30.49 per Bbl for crude oil. The actual gains or losses we will realize from our hedge transactions may vary significantly due to the fluctuation of prices in the commodity markets. For example, a hypothetical 10 percent increase in the forward price quotes would increase the unrealized loss for crude oil hedges by approximately $9.1 million. A hypothetical 10 percent decrease in the forward price quotes would decrease the unrealized loss for crude oil hedges by approximately $9.1 million. In order to calculate the hypothetical gain/loss, the relevant variables are (1) the type of commodity, (2) the delivery price and (3) the delivery location. We do not take into account the time value of money because of the short-term nature of our hedging instruments. These calculations may be used to analyze the gains and losses we might realize on our financial hedging contracts and do not reflect the effects of price changes on our actual physical commodity sales. During the first quarter of 2000, natural gas prices fluctuated between $2.85 per Mcf and $4.59 per Mcf (Henry Hub), and crude oil prices fluctuated between $23.85 per Bbl and $34.65 per Bbl (NYMEX-WTI-at-Cushing).

     We also have long-term natural gas sales contracts with certain cogeneration facilities. Approximately 62 MMcfd of the approximately 87 MMcfd of natural gas volumes related to these contracts are for a fixed price of approximately $2.45 per Mcf for the remainder of 2000. As of June 30, 2000, these contracts have a remaining average life of approximately 11 years. In July 1999, we entered into agreements with an unrelated third party that have the effect of monetizing the remaining 25 MMcfd.

     During first quarter 2000, our long-term sales commitments did not exceed the total of our proprietary production and other natural gas production controlled by us through call rights with third-party producers and marketing agreements with royalty owners.

     Our borrowings under our Commercial Paper Program and $1.1 billion committed bank line of credit are subject to interest rate risk. Assuming the principal amount of our borrowings as of June 30, 2000 remains unchanged, higher interest rates would increase our interest expense. For example, a 10 percent increase in the London Interbank Offered Rate (a benchmark pursuant to which the Company's interest rates may be set) would have increased our second quarter 2000 interest expense by $0.5 million.

     We had no interest rate swaps outstanding at June 30, 2000.

NEW ACCOUNTING STANDARDS.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires us to recognize all of our derivative and hedging instruments in our statements of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, documented and reassessed periodically. On July 7, 1999, the Financial Accounting Standards Board delayed the effective date of SFAS No. 133 for one year. The delay, published as SFAS No. 137, applies to quarterly and annual financial statements. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which modified FAS No. 133. SFAS No. 133, as revised by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We are continuing to evaluate the impact the provisions of these standards will have on us.

     In December 1999, the Secruties and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Fiancial Statements". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The SEC staff issued SAB 101A and SAB 101B to extend the date for the required disclosure. SAB 101, as amended by SAB 101A and SAB 101B is to be implemented no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We are currently evaluating the impact that the provisions of this bulletin will have on us.

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

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     On March 17, 2000, six purported class action suits were filed in New Castle County, Delaware Chancery Court against Vastar Resources, Inc., Atlantic Richfield Company, BP Amoco p.l.c., and Vastar's nine individual directors. The suits are each brought by individual Vastar stockholders on behalf of a purported class of all Vastar minority stockholders. The suits allege that BP Amoco's proposed tender offer price for Vastar's minority shares is inadequate. The suits generally seek class action certification, an injunction against the proposed transaction as it is presently proposed, rescission or rescissory damages, other monetary damages, and attorney fees and court costs. The suits are Giarraputo vs. Callison, et al., No. 17888-NC; Vogel vs. Callison, et al., No. 17890-NC; Rothe vs. Vastar Resources, et al., No. 17891-NC; Fischbein vs. Callison, et al., No. 17894-NC; Turner vs. Callison, et al., No. 17895-NC; and Phares vs. Callison, et al., No. 17896-NC. Vastar believes that these lawsuits are without merit.

On May 23, 2000, the parties to the stockholder litigation agreed in principle on a settlement of the litigation, and executed a memorandum of understanding to reflect the terms of the settlement. The parties agreed that the $83 per share price approved by Vastar's Board of Directors on May 23, 2000 is fair, adequate and reasonable consideration for the shares of Vastar's common stock held by the public. The parties also agreed to enter into a settlement agreement, cooperate in public disclosures related to the settlement, and use best efforts to gain approval of the settlement from the Delaware courts. Without any admission of fault by any defendant, the memorandum of understanding provides for a dismissal of all claims with prejudice and a release in favor of all defendants of any and all claims that have been or could have been asserted by the plaintiffs or any members of the purported class. The memorandum of understanding also provides that the defendants will not oppose an application by the plaintiffs' counsel to the Delaware court for an aggregate award of fees and expenses in an amount not to exceed $2.1 million, which will be paid by Vastar. The settlement is subject to, among other things, completion of confirmatory discovery by the plaintiffs (which has occurred), execution of a settlement agreement, final approval of the settlement by the Delaware court, and completion of the merger.

Item 6.  Exhibits and Reports on Form 8-K.


    (a)  Exhibits.

          2    Agreement and Plan of Merger, dated as of May 24, 2000, among
               Atlantic Richfield Company, Kernel Holdings, Inc. and Vastar
               Resources, Inc. (filed as Appendix A to Vastar's Preliminary
               Proxy Statement on Schedule 14A, filed on June 14, 2000 and incorporated herein by reference).
         10.1  Tax Sharing Agreement by and among BP America Inc. and affiliated corporations dated effective April 18, 2000.
         10.2  First Amendment to Vastar Resources, Inc. Stock Option Plan for
               Outside Directors, effective as of October 20, 1999.
         10.3  First Amendment to Vastar Resources, Inc. Deferral Plan for
               Outside Directors, effective as of October 20, 1999.
         10.4  Second Amendment to Deferral Plan for Outside Directors,
               effective as of May 24, 2000.
         10.5  Special Amendment to Certain Vastar Resources, Inc. Plans,
               effective as of May 24, 2000.
         10.6  Second Amendment to Executive Deferral Plan,
               effective as of May 24, 2000.
         10.7  First Amendment to Vastar Resources, Inc. Retirement Plan for
               Outside Directors, effective as of October 20, 1999.
         10.8  Second Amendment to Executive Medical Plan, effective as of
               May 24, 2000.
         10.9  Capital Accumulation Plan Amendment and Restatement,
               effective as of March 15, 1999.
         10.10 Amendment No. 1 to Vastar Resources, Inc. Capital Accumulation
               Plan, effective as of April 18, 2000.
         10.11 Corrected First Amendment to Amended and Restated Supplementary
               Executive Retirement Plan, effective as of July 21, 1999.
         12    Computation of Ratio of Earnings to Fixed Charges.
         27    Financial Data Schedule.

    (b)  Reports on Form 8-K.

            Date of Report         Item No.       Financial Statements
            --------------         --------       --------------------
            April 18, 2000           1,5                 None
            April 27, 2000           5                   None
            April 28, 2000           5                   None
            July  20, 2000           5,7                 None

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         VASTAR RESOURCES, INC.
                                               (Registrant)


Dated: August 4, 2000                        /s/ Steven J. Shapiro
                                         ------------------------------
                                         Steven J. Shapiro
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)

Exhibit Index

Exhibit
No.                      Description

 2                       Agreement and Plan of Merger, dated as of May 24, 2000,
                         among Atlantic Richfield Company, Kernel Holdings, Inc.
                         and Vastar Resources, Inc. (filed as Appendix A to
                         Vastar's Preliminary Proxy Statement on Schedule 14A,
                         filed on June 14, 2000 and incorporated herein by
                         reference).
10.1                     Tax Sharing Agreement by and among BP America Inc. and
                         affiliated corporations dated effective April 18, 2000.
10.2                     First Amendment to Vastar Resources, Inc. Stock Option
                         Plan for Outside Directors, effective as of October 20,
                         1999.
10.3                     First Amendment to Vastar Resources, Inc. Deferral Plan
                         for Outside Directors, effective as of October 20,
                         1999.
10.4                     Second Amendment to Deferral Plan for Outside
                         Directors, effective as of May 24, 2000.
10.5                     Special Amendment to Certain Vastar Resources, Inc.
                         Plans, effective as of May 24, 2000.
10.6                     Second Amendment to Executive Deferral Plan,
                         effective as of May 24, 2000.
10.7                     First Amendment to Vastar Resources, Inc. Retirement
                         Plan for Outside Directors, effective as of
                         October 20, 1999.
10.8                     Second Amendment to Executive Medical Plan,
                         effective as of May 24, 2000.
10.9                     Capital Accumulation Plan Amendment and Restatement,
                         effective as of March 15, 1999.
10.10                    Amendment No. 1 to Vastar Resources, Inc. Capital
                         Accumulation Plan, effective as of April 18, 2000.
10.11                    Corrected First Amendment to Amended and Restated
                         Supplementary Executive Retirement Plan, effective as
                         of July 21, 1999.
12                       Computation of Ratio of Earnings to Fixed Charges.
27                       Financial Data Schedule.