Form 10-K/A
period 1999-12-31
VASTAR RESOURCES INC
filed 2000-08-17
CIK 918252

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

                                FORM 10-K/A

                              Amendment No. 2

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

   As of March 1, 2000, there were 97,649,450 shares of Common Stock outstanding.

   The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report or Form 10-K for the fiscal year ended December 31, 1999 as set forth in the pages attached hereto:

                           Part II, Items 6, 7, and 8

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART II


Item 6. Selected Financial Data.

   The selected financial data set forth below for the five years ended December 31, 1999 should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-K.

                                              1999   1998   1997   1996   1995
                                             ------ ------ ------ ------ ------
                                                   (millions of dollars,
                                                except per share amounts and
                                                          ratios)
Sales and other operating revenues.......... $1,895 $1,602 $3,307 $3,382 $1,993
Total expenses (excluding income taxes).....  1,778  1,622  3,099  3,190  1,974
Net income..................................    213    136    240    220    103
Basic earnings per share....................   2.19   1.40   2.47   2.26   1.06
Diluted earnings per share..................   2.16   1.39   2.46   2.26   1.05
Cash dividends per common share.............   0.30   0.30   0.30   0.30   0.30
Total assets................................  2,710  2,574  1,925  1,939  1,552
Long-term debt..............................    975  1,289    672    778    759
Ratio of earnings to fixed charges*.........    3.2    1.8    5.9    5.1    2.0

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

   Sales and production volumes and price statistics for the specified periods were as follows:

                                                           For the Years Ended
                                                               December 31,
                                                           --------------------
                                                            1999   1998   1997
                                                           ------ ------ ------
Total Production (MMcfed).................................  1,438  1,289  1,186
Natural Gas:
Sales (MMcfd).............................................  1,447  1,399  2,684
Average production (MMcfd)................................  1,078    988    882
Average sales price (per Mcf)............................. $ 2.07 $ 1.89 $ 2.38
Average wellhead price (per Mcf).......................... $ 2.01 $ 1.85 $ 2.03
Crude Oil:
Sales (MBbld).............................................  115.6  117.4  103.1
Average production (MBbld)................................   45.0   36.9   34.7
Average realized price (per Bbl).......................... $16.67 $14.47 $20.93
NGLs:
Average production (MBbld)................................   15.0   13.2   16.0

Average realized price (per Bbl).......................... $12.64 $ 9.40 $13.24

   Below are the statements of income for the years ended December 31, 1999, 1998 and 1997. These statements of income are based on our audited Consolidated Financial Statements included in this Form 10-K.

                                                     For the Years Ended
                                                         December 31,
                                                  ----------------------------
                                                    1999     1998      1997
                                                  --------  -------  ---------
                                                    (Millions of Dollars)
REVENUES
Natural gas
  Sales.......................................... $1,094.6  $ 964.7  $ 2,331.3
  Purchases......................................   (312.6)  (313.4)  (1,634.4)
  Delivery expense...............................    (17.7)    (4.3)     (51.5)
                                                  --------  -------  ---------
    Net sales....................................    764.3    647.0      645.4
Crude oil
  Sales..........................................    712.6    580.8      747.4
  Purchases......................................   (433.5)  (380.9)    (476.7)
  Delivery expense...............................     (5.4)    (5.1)      (5.9)
                                                  --------  -------  ---------
    Net sales....................................    273.7    194.8      264.8
NGLs and other
  Sales..........................................     87.9     56.9      227.9
  Purchases/other................................    (18.7)   (11.7)    (151.7)
                                                  --------  -------  ---------
    Net sales....................................     69.2     45.2       76.2
                                                  --------  -------  ---------
Net sales and other operating revenues...........  1,107.2    887.0      986.4
Earnings from equity affiliate...................     18.1     16.1        4.7
Other revenues...................................     50.2     54.2       22.6
                                                  --------  -------  ---------
    Net revenues.................................  1,175.5    957.3    1,013.7
EXPENSES
Operating expenses...............................    194.0    166.3      153.9
Exploration expenses.............................    184.6    210.6      175.5
Selling, general and administrative expenses.....     54.7     69.6       63.3
Taxes other than income taxes....................     49.1     47.3       50.0
Depreciation, depletion and amortization.........    430.7    352.0      288.6
Interest.........................................     77.3     60.3       47.8
                                                  --------  -------  ---------
    Total expenses...............................    990.4    906.1      779.1
                                                  --------  -------  ---------
Income before income taxes.......................    185.1     51.2      234.6
Income tax benefit...............................    (28.0)   (85.2)      (5.9)
                                                  --------  -------  ---------
    Net income...................................  $ 213.1  $ 136.4  $   240.5
                                                  ========  =======  =========

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

   Our other revenues for 1999 were $12.2 million higher as compared to 1998. The 1999 amount included net gains of $29.7 million associated with the sale of our interests in selected fields. The 1998 amount included net gains of $37.5 million, including $33.9 million associated with the formation of Southern Company Energy Marketing.

   Our 1999 selling, general and administrative expenses decreased $14.9 million as compared to 1998. The 1998 expense includes $16.2 million associated with forming the gas marketing joint venture.

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

   Our depreciation, depletion and amortization expenses increased 22 percent for 1999 as compared to 1998. The increase resulted primarily from increased production and higher average depletive write-off rates. Depreciation, depletion and amortization expenses for 1999 included $8.1 million for impairment of proved properties compared to $32.8 million for 1998. Impairment of assets in the oil and gas business tends to be a normal, recurring business event, which is usually a result of (i) producing reservoirs depleting quicker than estimated, (ii) mechanical problems with producing wells or (iii) market conditions that dictate uneconomic operations. Vastar's impairment charges for 1999 and 1998 were predominately driven by reservoirs depleting quicker than estimated.

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

                                                                 1999     1998
                                                               -------- --------
                                                                 (Millions of
                                                                   Dollars)
March 31...................................................... $1,267.1 $  715.7
June 30....................................................... $1,248.0 $  770.9
September 30.................................................. $1,067.7 $  867.2
December 31................................................... $  975.0 $1,288.6
Average for year.............................................. $1,139.5 $  910.6

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

   Natural gas sales decreased to $964.7 million for 1998 as compared to $2,331.3 million for 1997. Our revenues were lower by $1,224.9 due to the transfer of our natural gas marketing operations to Southern Company Energy Marketing (SCEM). Also contributing to the decrease was lower commodity prices partially offset by an increase in our natural gas production. Natural gas purchases during 1998 decreased by 81 percent from 1997, again primarily due to the transfer of our natural gas marketing operations to SCEM and lower commodity prices.

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

   Net sales for NGLs (natural gas liquids) and other products were lower in 1998 as compared to 1997. Net NGL sales were affected by a decrease in NGL commodity prices and a decrease in our NGL production. NGL prices often fluctuate with the price of crude oil and as crude oil prices decreased in 1998, NGL prices generally followed the same trend. Our lower NGL production was primarily due to selective decisions by us and other operators to bypass the NGL extraction process in order to capture a higher value in the natural gas price. Other product sales were impacted by the transfer of our power marketing operations to SCEM.

   Other revenues increased during 1998 as compared to 1997 primarily due to a $33.9 million pre-tax gain associated with the $40.0 million payment received in 1998 as a result of the formation of Southern Company Energy Marketing.

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

   Selling, general and administrative (SG&A) expenses were $69.6 million in 1998, up $6.3 million from 1997. In 1998, our natural gas and power marketing operations were transferred to SCEM reducing SG&A expenses by approximately $10 million. These cost savings were more than offset by $16.2 million associated with the formation of the gas marketing joint venture.

   Depreciation, depletion and amortization expense increased in 1998 by $63.4 million. The increase included higher expenses as a result of higher production volumes and an impairment writedown (a determination that the value of oil and gas which may ultimately be produced from a property is less than the unamortized historical cost of that property in our financial records) of $32.8 million in 1998, primarily associated with three offshore fields and one onshore field. Impairment of assets in the oil and gas business tends to be a normal, recurring business event, which is usually a result of (i) producing reservoirs depleting quicker than estimated, (ii) mechanical problems with producing wells or (iii) market conditions that dictate uneconomic operations. Vastar's impairment charges for 1998 were predominantly driven by reservoirs depleting quicker than estimated. We also had higher average write-off depletion rates in 1998 associated with the start-up of higher cost wells.

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

Item 8. Financial Statements and Supplementary Data.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
CONSOLIDATED FINANCIAL STATEMENTS
  Report of Independent Accountants.......................................  12
  Consolidated Statement of Income for Each of the Three Years in the
   Period Ended December 31, 1999.........................................  13
  Consolidated Balance Sheet as of December 31, 1999 and 1998.............  14
  Consolidated Statement of Cash Flows for Each of the Three Years in the
   Period Ended December 31, 1999.........................................  15
  Consolidated Statement of Stockholders' Equity for Each of the Three
   Years in the Period Ended December 31, 1999............................  16
  Notes to Consolidated Financial Statements..............................  17
  Supplemental Information-Oil and Gas Producing Activities (Unaudited)...  37

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

                                          /s/ PricewaterhouseCoopers LLP

Houston, Texas
February 22, 2000

                             VASTAR RESOURCES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                     For the Years Ended
                                                         December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
                                                    (Millions of Dollars,
                                                  except per share amounts)
REVENUES
Sales and other operating revenues............... $1,895.1  $1,602.4  $3,306.6
Earnings from equity affiliate...................     18.1      16.1       4.7
Other revenues...................................     50.2      54.2      22.6
                                                  --------  --------  --------
  Total revenues.................................  1,963.4   1,672.7   3,333.9
                                                  --------  --------  --------
EXPENSES
Purchases........................................    762.0     704.3   2,254.5
Operating expenses...............................    194.0     166.3     153.9
Exploration expenses.............................    184.6     210.6     175.5
Selling, general and administrative expenses.....     54.7      69.6      63.3
Delivery expense.................................     25.9      11.1      65.7
Taxes other than income taxes....................     49.1      47.3      50.0
Depreciation, depletion and amortization.........    430.7     352.0     288.6
Interest.........................................     77.3      60.3      47.8
                                                  --------  --------  --------
  Total expenses.................................  1,778.3   1,621.5   3,099.3
                                                  --------  --------  --------
Income before income taxes.......................    185.1      51.2     234.6
Income tax benefit...............................    (28.0)    (85.2)     (5.9)
                                                  --------  --------  --------
  Net income..................................... $  213.1  $  136.4  $  240.5
                                                  ========  ========  ========
Basic earnings per share......................... $   2.19  $   1.40  $   2.47
                                                  ========  ========  ========
Diluted earnings per share....................... $   2.16  $   1.39  $   2.46
                                                  ========  ========  ========


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

                             VASTAR RESOURCES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      For the Years Ended
                                                         December 31,
                                                    -------------------------
                                                     1999     1998     1997
                                                    -------  -------  -------
                                                     (Millions of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................... $ 213.1  $ 136.4  $ 240.5
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization.........   430.7    352.0    288.6
  Net change in deferred taxes.....................    58.6     40.2     71.9
  Dry hole expense and amortization of unproved
   properties......................................   101.8    119.2     86.5
  Gain on asset sales..............................   (29.7)   (37.5)   (14.6)
  Earnings from equity affiliate...................   (18.1)   (16.1)    (4.7)
  Cash dividends from equity affiliate.............     5.8      2.9       --
  Net change in accounts receivable, inventories
   and accounts payable............................   102.8   (117.4)    95.7
  Other............................................    75.3    (31.8)    (8.7)
                                                    -------  -------  -------
    Net cash provided by operating activities......   940.3    447.9    755.2
                                                    -------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties and equipment,
 including dry hole costs..........................  (631.0)  (794.1)  (629.5)
Proceeds from asset sales..........................    64.9     47.7     18.3
Other..............................................    (2.0)     2.8    (21.0)
                                                    -------  -------  -------
    Net cash used by investing activities..........  (568.1)  (743.6)  (632.2)
                                                    -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock...........................     6.9      2.5      0.8
Proceeds from long-term debt.......................   604.9    474.3    145.5
Repayment of long-term debt........................  (918.5)  (157.8)  (251.8)
Dividends paid.....................................   (29.2)   (29.2)   (29.2)
                                                    -------  -------  -------
    Net cash provided (used) by financing
     activities....................................  (335.9)   289.8   (134.7)
                                                    -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents.......................................    36.3     (5.9)   (11.7)
Cash and cash equivalents at beginning of year.....     4.3     10.2     21.9
                                                    -------  -------  -------
Cash and cash equivalents at end of year........... $  40.6  $   4.3  $  10.2
                                                    =======  =======  =======
Supplemental cash flow information:
  Cash paid for interest........................... $  74.3  $  55.9  $  47.9
                                                    =======  =======  =======
  Cash received for income tax refunds............. $ 110.0  $  85.5  $  66.7
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

 Oil and Gas Properties

   We use the successful efforts method to account for our oil and gas properties. Under this method, all development costs and acquisition costs of proved properties are capitalized and amortized on a unit-of-production basis over the remaining life of proved developed reserves and proved reserves, respectively. Costs of drilling exploratory wells are initially capitalized, and later charged to expense upon the determination that the well does not justify commercial development. Our policy is to expense exploration wells within a one-year time frame if drilling in the exploration area is not in process or firmly planned or if the well has not found a commercially producible quantity of reserves. Based upon the specific facts and circumstances surrounding a given well, a well may remain on the books for longer than one year. Oil and gas unproved property costs are capitalized and amortized on a composite basis, considering past success experience and average property life.

   Impairment of assets in the oil and gas business tends to be a normal, recurring business event, which is usually a result of (i) producing reservoirs depleting quicker than estimated, (ii) mechanical problems with producing wells or (iii) market conditions that dictate uneconomic operations. Vastar's impairment charges for 1999, 1998 and 1997 were predominately driven by reservoirs depleting quicker than estimated. These factors are described in Vastar's "Cautionary Statement for Purposes of the Private Securities Litigation Reform Act of 1995" on page 12 and 13 of Vastar's Form 10-K for the year ended December 31, 1999, under the headings: (i) Volatility and Level of Hydrocarbon Commodity Prices, (ii) Production Rates and Reserve Replacement, and (iii) Reserve Estimates. We review oil and gas properties for potential impairment whenever circumstances indicate that the carrying amount of the asset may not be recoverable. We determine whether the carrying amount is recoverable by comparing the estimated undiscounted future net cash flows expected to result from use of an asset and its eventual disposition to the carrying amount of the asset to determine if the carrying amount is recoverable. For those oil and gas properties for which the carrying amount exceeds the undiscounted estimated future cash flows, an impairment loss may be determined to exist. If an impairment is

                             VASTAR RESOURCES, INC.

determined to exist, the carrying amount of such properties is adjusted to their estimated fair market value, net of plugging and abandonment liabilities. When determining fair value, we consider several factors including (i) the price we could receive on the open market, (ii) the remaining discounted net cash flows from the property and (iii) other potential uses for the property.

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

 General Plant

   General plant includes gas plants, pipelines, buildings, boats, vehicles, office furniture and equipment and other fixed assets. These items are recorded at cost and are written off on the straight-line method based on the expected lives of the individual assets or groups of assets. The estimated asset lives of general plant equipment is depicted in the following table.

                                                                       Estimated
                                                                        Average
                             Description                                 Life
                             -----------                               ---------
Computer, Vehicles, Office Furniture..................................    2-5
Transportation & Telecommunication Equipment..........................    7-9
Buildings and Transportation Equipment................................     10
Gas Plants and Technical Equipment....................................     15
Pipelines & Buildings.................................................     20

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

 Dismantlement, Restoration and Reclamation Costs

   The estimated costs, net of salvage value, of (1) dismantling facilities or projects with limited lives, or (2) facilities that are required to be dismantled by contract, regulation or law and (3) the estimated costs of restoration and reclamation of land associated with these projects are accrued on a unit-of-production basis during operations and classified as a deferred liability. These costs are accrued on an undiscounted basis. Such costs are included in depreciation, depletion and amortization charges in the current period.

 Income Taxes

   Vastar and its subsidiaries join with ARCO and its domestic subsidiaries in filing a consolidated federal income tax return. Vastar and ARCO are parties to a tax sharing agreement which requires Vastar as a member of ARCO's consolidated tax group to pay its share of the group's federal income taxes and certain state taxes to ARCO. Vastar's share of these taxes is the amount of federal income tax it would have to pay if Vastar and its subsidiaries filed tax returns as a separate tax group with the exception of the method for utilizing Section 29 tax credits. Under the tax sharing agreement, Vastar is able to use its Section 29 tax credits to reduce its federal income tax payments to ARCO by the greater of (1) the amount of these credits which could be used by Vastar if its consolidated tax liability was calculated on a stand-alone tax basis and (2) the amount of these credits used by the ARCO consolidated tax group, in each case, less a 3.25 percent discount on certain credits. Section 29 tax credits that are not used by Vastar in the current year under the tax sharing agreement can generally be carried forward and used in subsequent tax years.

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

                             VASTAR RESOURCES, INC.

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

                             VASTAR RESOURCES, INC.

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

                             VASTAR RESOURCES, INC.

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

   All services provided by ARCO to us are billed at ARCO's cost. Although the cost of these services are not regularly tested against third party data, it is management's belief that they approximate the same cost that would be available in the market place.

   All intercompany service charges from ARCO are settled in cash on a monthly basis. ARCO provides no funding to Vastar in providing these services.

 Crude Oil and NGL Purchase and Sale Agreements

   As part of its marketing efforts, Vastar has and will in the future engage in crude oil and NGL purchase and sale transactions with ARCO on a month-to-month basis at market-based prices. These transactions are settled in cash on a monthly basis.

 Acquisition of Gulf of Mexico Properties

   During October 1998, we purchased from ARCO 100 percent of the capital stock of Vastar Offshore, Inc., formerly named Western Midway Company, for approximately $437.0 million in cash and debt. We paid $137.0 million in cash and assumed Vastar Offshore's $300.0 million outstanding debt to ARCO. In the first quarter of 1999, we repaid ARCO the $300.0 million of outstanding debt assumed from the purchase of Vastar Offshore, Inc.

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

                                                                Unaudited Pro
                                                              Forma Information
                                                              for the Year End
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

   Vastar and ARCO are also parties to a tax sharing agreement (which we discuss in Note 2 of the Notes to Consolidated Financial Statements contained in this Form 10-K), which requires Vastar, as a member of ARCO's consolidated tax group, to pay its share of the group's federal and certain state income taxes to ARCO. If the merger is consummated, we expect that the agreement would continue to govern consolidated tax matters involving Vastar and ARCO. If any amendments become necessary as a result of the merger, they will have to be negotiated and agreed to by us.

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

   Under the Formation Agreement, Southern Energy paid Vastar a cash payment of $40 million and has an initial 60 percent ownership interest in Southern Company Energy Marketing, with Vastar holding an initial 40 percent interest. Vastar recorded a pre-tax gain of $33.9 million resulting from this transaction in the first quarter of 1998. Vastar also recorded $16.2 million of expenses in connection with a retention bonus program necessary for delivering an intact workforce to the venture and other costs associated with the formation of the venture.

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

                             VASTAR RESOURCES, INC.

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

   Our equity investment in Southern Company Energy Marketing was $46.9 million as of December 31, 1999 and $34.6 million as of December 31, 1998.

                             VASTAR RESOURCES, INC.

6. Related Party Transactions and Cost Allocations.

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

7. Oil and Gas Properties and Equipment.

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
                                                              -------- --------
Net.......................................................... $2,320.2 $2,220.8
                                                              ======== ========

   We recognized a non-cash pre-tax charge of $8.1 million in 1999, $32.8 million in 1998 and $13.1 million in 1997 related to the impairment of oil and gas properties which is included in depreciation, depletion and amortization expense. Impairment of assets in the oil and gas business tends to be a normal, recurring business event, which is usually a result of (i) producing reservoirs depleting quicker than estimated, (ii) mechanical problems with producing wells or (iii) market conditions that dictate uneconomic operations. Vastar's impairment charges for 1999, 1998 and 1997 were predominately driven by reservoirs depleting quicker than estimated.

   Our expenses for maintenance and repairs were $63.4 million in 1999, $57.4 million in 1998 and $55.0 million in 1997.

                             VASTAR RESOURCES, INC.

 Leased Equipment

   We lease buildings and computers. These leases are primarily buildings which have terms ranging between five and ten years and options to renew at market rates at the end of the current lease terms. The following table summarizes our estimated future minimum payments under operating leases that have remaining noncancelable lease terms in excess of one year as of December 31, 1999:

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

8. Accrued Liabilities.

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

9. Long-Term Debt.

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

10. Deferred Liabilities and Credits.

   Deferred liabilities and credits were as follows at December 31:

                                                                   1999   1998
                                                                  ------ ------
                                                                  (Millions of
                                                                    Dollars)
   Dismantlement and restoration................................. $138.8 $126.8
   Deferred revenue on long term gas sales contract..............   88.2     --
   Pension and postretirement benefits...........................   29.2   25.8
   Deferred compensation.........................................   17.3   14.0
   Self insurance................................................   12.5   12.5
   Severance, sales and use taxes................................    7.2   12.0
   Other.........................................................   20.0   14.3
                                                                  ------ ------
   Total......................................................... $313.2 $205.4
                                                                  ====== ======

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

   In July 1999, we entered into agreements with an unrelated third party that have the effect of monetizing the value of approximately 25 MMcfd to be sold under one of the long-term gas sales contracts with a cogeneration facility. This long-term gas sales contract has a remaining life of approximately 11 years. Pursuant to the agreements, we received an immediate payment of approximately $88 million (net of transaction costs) that is recorded as a deferred liability and will be amortized as the underlying contract volumes are delivered.

11. Taxes.

 Income Taxes

   In the determination of the income tax provision, the fact that Vastar is the only member of the ARCO consolidated tax group generating Section 29 tax credits provides a rational basis for the inclusion of these tax credits in our income tax provision. Under the terms of the tax sharing agreement, ARCO pays us in cash for these Section 29 tax credits as they are generated and utilized.

                            VASTAR RESOURCES, INC.

   The components of the income tax benefit were comprised of the following for the years ended December 31:

                                                         1999    1998     1997
                                                        ------  -------  ------
                                                        (Millions of Dollars)
   Federal:
   Current............................................. $(87.2) $(124.5) $(80.7)
   Deferred............................................   54.8     38.0    69.9
                                                        ------  -------  ------
   Total federal.......................................  (32.4)   (86.5)  (10.8)
                                                        ------  -------  ------
   State:
   Current.............................................    0.6     (0.9)    2.9
   Deferred............................................    3.8      2.2     2.0
                                                        ------  -------  ------
   Total state.........................................    4.4      1.3     4.9
                                                        ------  -------  ------
   Income tax benefit.................................. $(28.0) $ (85.2) $ (5.9)
                                                        ======  =======  ======

   Reconciliation of income tax expense with tax at the federal statutory rate is as follows for the years ended December 31:

                                                      1999     1998    1997
                                                     -------  ------  -------
                                                     (Millions of Dollars)
   Income before income taxes.......................  $185.1   $51.2   $234.6
                                                     =======  ======  =======
   Tax at statutory rate............................    64.8    17.9     82.1
   Increase in taxes resulting from state income
    taxes (net of federal effect)...................     2.8     0.9      3.2
   Tax credits......................................   (92.5) (104.0)   (91.7)
   Other............................................    (3.1)     --      0.5
                                                     -------  ------  -------
   Income tax benefit............................... $ (28.0) $(85.2) $  (5.9)
                                                     =======  ======  =======

   The major components of the net deferred tax liability were comprised of the following at December 31:

                                                                   1999   1998
                                                                  ------ ------
                                                                  (Millions of
                                                                    Dollars)
Depreciation, depletion and amortization......................... $353.4 $284.1
Other............................................................    7.3    9.4
                                                                  ------ ------
  Total deferred tax liabilities.................................  360.7  293.5
                                                                  ------ ------
Tax credits carried forward(1)...................................   17.2   16.1
Dismantlement and restoration....................................   43.7   39.5
Pension and postretirement benefits..............................   10.3    9.0
Deferred compensation............................................    6.1    4.9
Self insurance...................................................    4.4    4.4
Other............................................................    6.1    5.3
                                                                  ------ ------
  Total deferred tax assets......................................   87.8   79.2
                                                                  ------ ------
  Net deferred income tax liability.............................. $272.9 $214.3
                                                                  ====== ======

--------
(1) See Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information on tax credits.

                             VASTAR RESOURCES, INC.

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

12. Stockholders' Equity.

 Dividends

   During 1999, 1998 and 1997, Vastar paid quarterly cash dividends on its common stock of $0.075 per share, totaling $0.30 per share, or $29.2 million, each year.

13. Commitments and Contingencies.

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

                             VASTAR RESOURCES, INC.

   Vastar has significant credit risk exposure to Southern Company Energy Marketing and Southern Energy. The credit risk exposure consists of three principal items. First, Southern Company Energy Marketing has promised to make certain minimum cash distributions to Vastar. Southern Energy has guaranteed this obligation as well as the amounts due to Vastar upon the exercise of Vastar's option to sell its remaining interest on January 1, 2003. Second, Southern Company Energy Marketing is obligated to pay, and Southern Energy has guaranteed payment, for gas purchased under the Gas Purchase and Sale Agreement between Vastar and Southern Company Energy Marketing, pursuant to which Vastar has agreed to sell substantially all of its production to Southern Company Energy Marketing. Third, Vastar has been indemnified by Southern Energy, with certain limitations, with respect to amounts that Vastar may be required to pay under guarantees that Vastar has issued to secure certain obligations of Southern Company Energy Marketing. If Southern Energy does not maintain in effect an investment grade rating from Moody's or Standard & Poors, Southern Energy has agreed to provide credit enhancement to secure the payment of these guaranteed obligations. As of February 22, 2000, Southern Energy maintains the required investment grade rating.

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


14. Exploration Expense.

   Exploration expense was comprised of the following for the years ended December 31:

                                                             1999   1998   1997
                                                            ------ ------ ------
                                                            (Million of Dollars)
Dry hole costs............................................. $ 66.8 $ 84.2 $ 56.5
Geological and geophysical.................................   32.9   39.3   42.4
Unproved properties amortization...........................   35.0   35.0   30.0
Staff......................................................   41.6   42.4   39.0
Lease rentals..............................................    8.3    9.7    7.6
                                                            ------ ------ ------
  Total.................................................... $184.6 $210.6 $175.5
                                                            ====== ====== ======

15. Earnings Per Share (EPS).

   The following table reflects earnings per share data for the years ended December 31:

                                            1999         1998         1997
                                        ------------ ------------ ------------
                                         (Millions, except per share amounts)
Basic earnings per share:
Income available to common
 shareholders.......................... $      213.1 $      136.4 $      240.5
Average shares of stock outstanding....         97.5         97.4         97.3
Basic earnings per share............... $       2.19 $       1.40 $       2.47
Diluted earnings per share:
Income available to common
 shareholders.......................... $      213.1 $      136.4 $      240.5
Incremental shares assuming the
 exercise of stock options.............          0.9          0.5          0.3
Average shares of stock outstanding
 plus effect of dilutive securities....         98.4         97.9         97.6
Diluted earnings per share............. $       2.16 $       1.39 $       2.46

                             VASTAR RESOURCES, INC.

16. Employee Benefit Plans.

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

18. Stock Options.

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
                                                           ------ ------ ------
Net income (millions):
  As reported............................................. $213.1 $136.4 $240.5
  Pro forma............................................... $210.2 $133.3 $238.3
Basic earnings per share:
  As reported............................................. $ 2.19 $ 1.40 $ 2.47
  Pro forma............................................... $ 2.16 $ 1.37 $ 2.45
Diluted earnings per share:
  As reported............................................. $ 2.16 $ 1.39 $ 2.46
  Pro forma............................................... $ 2.13 $ 1.36 $ 2.44

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

19. New Accounting Standards.

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

20. Subsequent Events (Unaudited).

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

                             VASTAR RESOURCES, INC.

21.Summary of Quarterly Results (Unaudited).

                                                                1999     1998
                                                              -------- --------
                                                                (Millions of
                                                               Dollars, except
                                                                  per share
                                                                  amounts)
Revenues
  Quarter ended:
    March 31................................................. $  372.0 $  450.1
    June 30..................................................    483.7    421.2
    September 30.............................................    513.1    385.9
    December 31..............................................    594.6    415.5
                                                              -------- --------
    Total.................................................... $1,963.4 $1,672.7
                                                              ======== ========
Income (loss) before income taxes
  Quarter ended:
    March 31................................................. $  (5.4) $   32.6
    June 30..................................................     40.0     11.6
    September 30.............................................     75.3     21.5
    December 31..............................................     75.2    (14.5)
                                                              -------- --------
    Total.................................................... $  185.1 $   51.2
                                                              ======== ========
Net income
  Quarter ended:
    March 31................................................. $   19.0 $   48.0
    June 30..................................................     48.3     32.8
    September 30.............................................     71.1     37.6
    December 31..............................................     74.7     18.0
                                                              -------- --------
    Total.................................................... $  213.1 $  136.4
                                                              ======== ========
Basic earnings per share
  Quarter ended:
    March 31................................................. $   0.20 $   0.49
    June 30..................................................     0.49     0.34
    September 30.............................................     0.73     0.39
    December 31..............................................     0.77     0.18
                                                              -------- --------
    Total.................................................... $   2.19 $   1.40
                                                              ======== ========
Diluted earnings per share
  Quarter ended:
    March 31................................................. $   0.19 $   0.49
    June 30..................................................     0.49     0.34
    September 30.............................................     0.72     0.38
    December 31..............................................     0.76     0.18
                                                              -------- --------
    Total.................................................... $   2.16 $   1.39
                                                              ======== ========

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


                                          VASTAR RESOURCES, INC.
                                          (Registrant)

                                                   /s/ Joseph P. McCoy
                                          By:__________________________________
                                                     Joseph P. McCoy
                                              Vice President and Controller
                                                (Duly Authorized Officer
                                            and Principal Accounting Officer)

Date: August 17, 2000