Form 10-K/A
period 1999-12-31
VASTAR RESOURCES INC
filed 2000-08-17
CIK 918252

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                     1999
                                  FORM 10-K\A
                                Amendment No. 3

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

 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

 The aggregate market value of the registrant's common equity held by non-affiliates on March 1, 2000, based on the closing price on the New York Stock Exchange composite tape on that date of $54 3/4, was $965,424,489.

 As of March 1, 2000, there were 97,649,450 shares of Common Stock outstanding.


The registrant hereby amends the following items:
     Financial Data Schedule

SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       VASTAR RESOURCES, INC.
                                            (Registrant)



Dated: August 17, 2000                  /s/  JOSEPH P. McCOY
                                       ------------------------------
                                       Joseph P. McCoy
                                       Vice President and Controller
                                       (Duly Authorized Officer and
                                       Principal Accounting Officer)