Form 10-Q/A
period 2000-06-30
VASTAR RESOURCES INC
filed 2000-08-17
CIK 918252

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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

     The registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the six months ended June 30, 2000 as set forth in the pages attached hereto:

                                Part I, Item 1

                        PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                            VASTAR RESOURCES, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                       CONSOLIDATED STATEMENT OF INCOME


                                        For the Three      For the Six
                                        Months Ended       Months Ended
                                          June 30,           June 30,
                                       ---------------    --------------
                                        2000     1999      2000    1999
                                       ------   ------    ------  ------
                                         (Millions of dollars, except
                                              per share amounts)
REVENUES
Sales and other operating
 revenues............................  $754.9  $459.6  $1,351.8    $813.4
Earnings from equity affiliate.......     4.3     4.4      10.8       9.4
Other revenues.......................    13.7    19.7      20.8      32.9
                                       ------  ------  --------    ------
   Total revenues....................   772.9   483.7   1,383.4     855.7
                                       ------  ------  --------    ------
EXPENSES
Purchases............................   315.8   194.0     561.9     324.3
Operating expenses...................    47.0    47.0      90.0      97.5
Exploration expenses.................    48.5    46.3     117.1      85.3
Selling, general and administrative
 expenses............................    18.1    12.4      31.6      25.1
Delivery Expenses....................    14.9     8.0      27.3      10.3
Taxes other than income taxes........    17.9    11.9      33.0      20.7
Depreciation, depletion and
 amortization........................   115.7   103.6     230.4     216.9
Interest.............................    16.9    20.5      31.6      41.0
                                       ------  ------  --------    ------
   Total expenses....................   594.8   443.7   1,122.9     821.1
                                       ------  ------  --------    ------
Income before income taxes...........   178.1    40.0     260.5      34.6
Income tax provision (benefit).......    42.3    (8.3)     47.3     (32.7)
                                       ------  ------  --------    ------
   Net income........................  $135.8  $ 48.3  $  213.2    $ 67.3
                                       ======  ======  ========    ======

Basic earnings per share.............  $ 1.39  $ 0.49  $   2.18    $ 0.69
                                       ======  ======  ========    ======
Diluted earnings per share...........  $ 1.37  $ 0.49  $   2.15    $ 0.68
                                       ======  ======  ========    ======
Cash dividends paid per share
of common stock......................  $0.075  $0.075  $  0.150    $0.150
                                       ======  ======  ========    ======

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

                            VASTAR RESOURCES, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.   INTRODUCTION.

     The accompanying financial statements are unaudited and have been prepared from our records. In the opinion of our management, these financial statements reflect all adjustments (consisting only of items of a normal recurring nature) necessary for a fair presentation of our financial position and results of operations in conformity with generally accepted accounting principles. These statements are presented in accordance with the requirements of Regulation S-X, which does not require all disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. You should read these interim financial statements together with the following:
(1) the annual financial statements for the year ended December 31, 1999 and the related notes contained in our annual report on Form 10-K and 10-K/A (Amendment Numbers 1 and 2) for the year ended December 31, 1999 and (2) the quarterly financial statement and the related notes in our quarterly report on Form 10-Q for the quarter ended March 31, 2000. Certain previously reported amounts have been reclassified to conform to current year presentation.


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

     We follow the equity method of accounting for our interest in Southern Company Energy Marketing and recognize into income the greater of our interest in Southern Company Energy Marketing's earnings or our minimum cash distribution. In the first six months of 2000 and 1999, we recognized our accrued share of the minimum distributions, net of any applicable exceptions. In the first quarter 2000 we received a cash distribution of $12.0 million relating to the 1999 minimum distribution amount. In the second quarter 2000, we received an additional cash distribution of $1.4 million relating to the 1999 minimum distribution amount. Our equity investment in Southern Company Energy Marketing was $44.3 million as of June 30, 2000, and $46.9 million as of December 31, 1999. Vastar and Southern Energy, Inc. are negotiating the sale of Vastar's 40 percent interest in Southern Company Energy Marketing L.P. to Southern Energy. As of the date hereof, no letter of intent or agreement has been signed. For additional details regarding Southern Company Energy Marketing, refer to our annual report on Form 10-K and 10-K/A (Amendment Numbers 1 and 2) for the year ended December 31, 1999.

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

                            VASTAR RESOURCES, INC.
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                  (Unaudited)

NOTE 9.   TAXES.


    In the determination of the income tax provision, the fact that Vastar is the only member of the ARCO consolidated tax group generating Section 29 tax credits provides a rational basis for the inclusion of these tax credits in our income tax provision. Under the terms of the tax sharing agreement, ARCO pays us in cash for these Section 29 tax credits as they are generated and utilized. After the tax consolidation of BP America Inc. and ARCO on April 18, 2000, the ARCO consolidated tax group became a sub-group of the BP America Inc. consolidated tax group. However, Vastar projects that it will use or carry forward all of its Section 29 credits generated in 2000 on a separate return basis.

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

     Vastar and Southern Energy, Inc. have signed a non-binding letter of intent relating to the purchase by Southern Energy of Vastar's 40 percent interest in Southern company Energy Marketing L.P. Under the terms of the letter of intent Southern Energy would purchase Vastar's interest for $250 million. Closing of the transaction is subject to, among other things, approval by the boards of directors of both parties, certain regulatory approvals and the completion of a definitive agreement which is satisfactory to both parties.

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